Form 10-Q
period 2024-03-31
MCGRATH RENTCORP
filed 2024-04-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 24, 2024, 24,548,743 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of March 31, 2024, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the three-months ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Francisco, California

April 25, 2024

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenues
Rental	$120,332	$110,247
Rental related services	29,580	27,132
Rental operations	149,912	137,379
Sales	35,069	23,660
Other	2,846	2,679
Total revenues	187,827	163,718
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,366	21,833
Rental related services	20,786	19,268
Other	29,010	31,135
Total direct costs of rental operations	72,162	72,236
Costs of sales	22,397	14,115
Total costs of revenues	94,559	86,351
Gross profit	93,268	77,367
Expenses:
Selling and administrative expenses	59,818	57,498
Other income, net	(9,281)	—
Income from operations	42,731	19,869
Interest expense	12,704	7,464
Foreign currency exchange loss (gain)	132	(226)
Income from continuing operations before provision for income taxes	29,895	12,631
Provision for income taxes from continuing operations	7,047	1,113
Income from continuing operations	22,848	11,518

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,709
Provision for income taxes from discontinued operations	—	453
Gain on sale of discontinued operations, net of tax	—	58,883
Income from discontinued operations	—	60,139

Net income	$22,848	$71,657

Earnings per share from continuing operations:
Basic	$0.93	$0.47
Diluted	$0.93	$0.47
Earnings per share from discontinued operations:
Basic	$—	$2.46
Diluted	$—	$2.45
Earnings per share:
Basic	$0.93	$2.93
Diluted	$0.93	$2.92
Shares used in per share calculation:
Basic	24,513	24,416
Diluted	24,564	24,542
Cash dividends declared per share	$0.475	$0.465

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$22,848	$71,657
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	67	(18)
Comprehensive income	$22,915	$71,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2024	2023
Assets
Cash	$1,912	$877
Accounts receivable, net of allowance for credit losses of $2,819 at March 31, 2024 and $2,801 at December 31, 2023	211,950	227,368
Rental equipment, at cost:
Relocatable modular buildings	1,345,919	1,291,093
Portable storage containers	240,517	236,123
Electronic test equipment	370,641	377,587
	1,957,077	1,904,803
Less: accumulated depreciation	(588,535)	(575,480)
Rental equipment, net	1,368,542	1,329,323
Property, plant and equipment, net	189,166	169,114
Inventories	24,548	15,425
Prepaid expenses and other assets	82,066	87,364
Intangible assets, net	62,020	64,588
Goodwill	323,224	323,224
Total assets	$2,263,428	$2,217,283
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$798,561	$762,975
Accounts payable	57,162	58,760
Accrued liabilities	95,725	108,763
Deferred income	122,696	111,428
Deferred income taxes, net	246,264	241,555
Total liabilities	1,320,408	1,283,481
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,541 shares as of March 31, 2024 and 24,496 shares as of December 31, 2023	109,249	111,122
Retained earnings	833,820	822,796
Accumulated other comprehensive loss	(49)	(116)
Total shareholders’ equity	943,020	933,802
Total liabilities and shareholders’ equity	$2,263,428	$2,217,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$22,848	$71,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,187	27,590
Deferred income taxes	4,709	(45,496)
Provision for credit losses	253	744
Share-based compensation	2,209	1,493
Gain on sale of property, plant and equipment	(9,281)	—
Gain on sale of discontinued operations	—	(58,883)
Gain on sale of used rental equipment	(7,355)	(3,089)
Foreign currency exchange loss (gain)	132	(226)
Amortization of debt issuance costs	2	2
Change in:
Accounts receivable	15,165	16,209
Inventories	(9,123)	(5,313)
Prepaid expenses and other assets	5,298	(2,032)
Accounts payable	9,145	31,559
Accrued liabilities	(13,037)	(1,722)
Deferred income	11,268	3,218
Net cash provided by operating activities	59,420	35,711
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	262,454
Purchases of rental equipment	(78,641)	(77,731)
Purchases of property, plant and equipment	(25,277)	(6,857)
Cash paid for acquisition of businesses	—	(453,592)
Proceeds from sales of used rental equipment	13,554	12,197
Proceeds from sales of property, plant and equipment	12,251	—
Net cash used in investing activities	(78,113)	(263,529)
Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	35,584	245,033
Taxes paid related to net share settlement of stock awards	(4,082)	(6,086)
Payment of dividends	(11,774)	(11,400)
Net cash provided by financing activities	19,728	227,547
Effect of foreign currency exchange rate changes on cash	—	4
Net increase (decrease) in cash	1,035	(267)
Cash balance, beginning of period	877	957
Cash balance, end of period	$1,912	$690
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$14,184	$7,817
Net income taxes paid, during the period	$479	$413
Dividends accrued during the period, not yet paid	$12,060	$11,851
Rental equipment acquisitions, not yet paid	$5,795	$5,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2024, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 21, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”).

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2024, the Company adopted the Accounting Standards Update ("ASU") 2023-01, Leases (Topic 842): Common Control Arrangements, which requires a lessee involved in a common control lease agreement to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessor obtains the right to control the use of the underlying asset through a lease with another entity not within the same control group, the amortization period cannot exceed the period of the common control group. Furthermore, the ASU requires the accounting for a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 4. ACQUISITIONS

On February 1, 2023, the Company completed the acquisition of Vesta Housing Solutions Holdings, Inc. (“Vesta Modular”), a portfolio company of Kinderhook Industries, for $437.2 million cash consideration on the closing date, which included certain adjustments, including net working capital and certain qualified capital expenditures. In connection with the acquisition, the Company purchased a representation and warranty insurance policy to provide certain recourse in the event of breaches of representations and warranties of Vesta Modular and the seller of Vesta Modular under the stock purchase agreement. Vesta Modular was a leading provider of temporary and permanent modular space solutions serving customers between its modular leasing and modular construction divisions. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification ("ASC") 805, Business Combinations, using the purchase method of accounting. Under the purchase method of accounting, the total purchase price is assigned to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values on the closing date. The excess of the purchase price over those fair values is recorded as goodwill. The financial results of Vesta Modular were a part of the Mobile Modular segment since February 1, 2023, including $7.7 million of acquisition related transaction costs.

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

The following table reports the actual results of the Company for the three months ended March 31, 2024, and the unaudited pro forma financial information for the three months ended March 31, 2023. The pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the period presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the three months ended March 31, 2023, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Three months ended March 31,
(dollar amounts in thousands, except for per share amounts)	2024	2023
	(Actual)	(Pro Forma)
Pro-forma total revenues	$187,827	$171,361
Pro-forma net income	$22,848	$11,222
Pro-forma basic earnings per share	$0.93	$0.46
Pro-forma diluted earnings per share	$0.93	$0.46

Vesta Modular
Actual total revenues		$17,584
Actual net income		$3,679
Actual basic earnings per share		$0.15
Actual diluted earnings per share		$0.15

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $268.0 million. The total transaction costs incurred from the divestiture were $8.8 million, with $6.7 million and $2.1 million incurred during the years ended December 31, 2023 and 2022, respectively. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the three months ended March 31, 2023:

(dollar amounts in thousands)	Three Months Ended March 31,
2023
Revenues
Rental	$6,520
Rental related services	2,584
Rental operations	9,104
Sales	269
Other	65
Total revenues	9,438
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325
Rental related services	2,020
Other	1,270
Total direct costs of rental operations	4,614
Costs of sales	159
Total costs of revenues	4,773
Gross Profit
Rental	3,926
Rental related services	564
Rental operations	4,490
Sales	110
Other	65
Total gross profit	4,665
Selling and administrative expenses	2,582
Operating income	2,083
Interest expense allocation	(374)
Income from discontinued operations before provision for income taxes	1,709
Provision for income taxes from discontinued operations	453
Income from discontinued operations	$1,256

The following table presents the carrying value of the divested business' assets and liabilities as presented within assets and liabilities of discontinued operations on the consolidated balance sheets as of December 31, 2022, which was the most recently audited period prior to divestiture:

December 31,
(in thousands)	2022
Assets
Accounts receivable, net of allowance for credit losses of $450	$20,086
Rental equipment, net	137,738
Property, plant and equipment, net	6,632
Prepaid expenses and other assets	191
Intangible assets, net	5,700
Goodwill	25,902
Total assets of discontinued operations	$196,249
Liabilities
Accounts payable and accrued liabilities	$9,621
Deferred income taxes, net	43,550
Total liabilities of discontinued operations	$53,171

For the three months ended March 31, 2023, significant operating and investing items related to Adler Tanks were as follows:

March 31,
(in thousands)	2023
Operating activities of discontinued operations:
Depreciation and amortization	$1,457
Gain on sale of used rental equipment	(111)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269
Purchases of rental equipment	(25)
Purchases of property, plant and equipment	(40)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the three months ended March 31, 2023:

March 31,
(in thousands)	2023
Income from discontinued operations	$1,256
Provision for income taxes from discontinued operations	453
Interest expense	374
Depreciation and amortization	1,457
EBITDA	3,540
Share-based compensation	118
Transaction costs	24
Adjusted EBITDA from discontinued operations	$3,682

NOTE 6. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards. The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Accounting Standards Codification 842, Leases (Topic 842). Revenues determined to be non-lease related are accounted for in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtains control when delivery and installation are complete. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $54.3 million and $40.7 million at March 31, 2024 and December 31, 2023, respectively. Sales revenues totaling $9.7 million were recognized during the three months ended March 31, 2024, which were included in the contract liability balance at December 31, 2023. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $8.4 million and $8.7 million at March 31, 2024 and December 31, 2023, respectively. The Company did not recognize any material contract asset impairments during the periods ended March 31, 2024 and December 31, 2023, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of March 31, 2024, approximately $50.3 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. For the three months ended March 31, 2024, approximately $40.2 million of revenue was recognized for sales and non-lease services transferred at a point in time and approximately $7.5 million of revenue was recognized for sales and non-lease services transferred over time.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the three months ended March 31, 2024, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $3.2 million. Of the total investment in sales-type leases, non-current future minimum lease payments are expected to be $0.8 million in 2025, $0.4 million in 2026, and $0.1 million in 2027. The Company’s assessment of current expected losses on these receivables was not material and therefore no credit loss expense was provided as of the three months ended March 31, 2024. Other revenues include interest income on finance leases and rental income on facility leases.

In the three months ended March 31, 2024, the Company’s lease revenues were $140.2 million, consisting of $139.8 million of operating lease revenues and $0.4 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three months ended March 31, 2024 include $0.3 million of sales revenues and $0.1 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2024 and 2023:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended March 31,
2024
Leasing	$94,890	$19,030	$26,245	$—	$140,165
Non-lease:
Rental related services	4,272	4,391	623	—	9,286
Sales	25,326	1,212	6,539	1,719	34,796
Other	3,097	127	356	—	3,580
Total non-lease	32,695	5,730	7,518	1,719	47,662
Total revenues	$127,585	$24,760	$33,763	$1,719	$187,827

2023
Leasing	$82,003	$17,656	$30,322	$—	$129,981
Non-lease:
Rental related services	4,550	4,424	726	—	9,700
Sales	16,967	638	4,623	941	23,169
Other	407	12	449	—	868
Total non-lease	21,924	5,074	5,798	941	33,737
Total revenues	$103,927	$22,730	$36,120	$941	$163,718

Customer returns of rental equipment prior to the end of the rental contract term are typically billed a cancellation fee, which is recorded as rental revenue in the period billed. Sales of new relocatable modular buildings, portable storage containers and electronic test equipment not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, warranty costs have not been significant to date.

The Company’s incremental cost of obtaining lease contracts, which consists of salesperson commissions, are deferred and amortized over the initial lease term for modular leases. Incremental costs for obtaining a contract for all other operating segments are expensed in the period incurred because the lease term is typically less than 12 months.

Other Income, net

Other income, net consists of the net gain on sales of property, plant and equipment. These sales are generally recognized at a point in time, with contractually defined performance obligations that are typically transferred upon the closing date of the sale. These types of sales are infrequent in occurrence and reported on the condensed consolidated statements of income within the scope of ASC 610, Other Income. Proceeds to be received from the sale of property, plant and equipment are included in Accounts receivable on the Company's condensed consolidated balance sheets.

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Weighted-average number of shares of common stock for calculating basic earnings per share	24,513	24,416
Effect of potentially dilutive securities from equity-based compensation	51	126
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,564	24,542

There were 73,190 and 96,241 anti-dilutive securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 8. INVENTORIES

Inventories consist of raw materials, supplies and work-in-process. Inventories are measured at the lower of actual cost or net realizable value for acquired units and estimated standard costs for manufactured units. The costs include expenditures incurred in acquiring the inventories, manufacturing, production costs, and other costs incurred in bringing them to their existing location and condition. The following table presents the carrying value of inventories:

(dollar amounts in thousands)	March 31,	December 31,
	2024	2023
Raw materials	$4,987	$3,806
Work-in-process	19,561	11,619
Inventories	$24,548	$15,425

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
March 31, 2024
Customer relationships	8 to 11	7.5	$73,217	$(19,005)	$54,212
Non-compete agreements	5	3.5	10,556	(3,669)	6,887
Trade name	0.75 to 8	5.0	2,000	(1,250)	750
Total amortizing			85,773	(23,924)	61,849
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(23,924)	$62,020

December 31, 2023
Customer relationships	8 to 11	7.8	$73,217	$(17,003)	$56,214
Non-compete agreements	5	3.7	10,556	(3,141)	7,415
Trade name	0.75 to 8	5.3	2,000	(1,212)	788
Total amortizing			85,773	(21,356)	64,417
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(21,356)	$64,588

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2023, with no indicators of impairment. In addition, no impairment triggering events occurred during the three months ended March 31, 2024, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the three months ended March 31, 2024 and 2023, was $2.6 million and $2.3 million, respectively. Based on the carrying values at March 31, 2024 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $7.7 million for the remainder of fiscal year 2024, $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027, $8.2 million in 2028 and $4.7 million in 2029.

NOTE 10. SEGMENT REPORTING

During the quarter ended December 31, 2023, the Company determined that its Portable Storage business segment met the criteria for separate recognition as defined in the Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The guidance under this topic requires a public business entity to evaluate both quantitative and qualitative thresholds to determine the significance of a business segment and whether the separate reporting of a business segment enhances the users' understanding of the reporting entity's performance, future net cash flows and judgments. The Company evaluated the guidance within Topic 280 and made its determination to separately report the Portable Storage segment primarily due to the Company's continued growth in container fleet purchases and related increased revenues and improved profitability performance when compared to previously reported periods. In addition to this determination, the Company also divested its Adler Tanks business segment during the year ended December 31, 2023. Additional information regarding the divestiture of Adler Tanks can be found in Note 5 of the condensed consolidated financial statements.

At March 31, 2024, the Company was comprised of four reportable segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment ("Portable Storage"); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2023 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the three months ended March 31, 2024 and 2023 for the Company’s reportable segments are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2024
Rental revenues	$76,496	$18,407	$25,429	$ —	$120,332
Rental related services revenues	24,133	4,723	724	—	29,580
Sales and other revenues	26,956	1,630	7,610	1,719	37,915
Total revenues	127,585	24,760	33,763	1,719	187,827
Depreciation of rental equipment	9,874	965	11,527	—	22,366
Gross profit	61,845	17,103	13,875	445	93,268
Selling and administrative expenses	40,087	9,010	8,918	1,803	59,818
Other income	(6,220)	(1,319)	(1,742)	—	(9,281)
Income (loss) from operations	27,978	9,412	6,699	(1,358)	42,731
Interest (expense) income allocation	(9,799)	(1,420)	(2,062)	577	(12,704)
Income (loss) before provision for income taxes	18,179	7,992	4,505	(781)	29,895
Rental equipment acquisitions	59,263	5,128	3,393	—	67,784
Accounts receivable, net (period end)	166,382	14,117	22,637	8,814	211,950
Rental equipment, at cost (period end)	1,345,919	240,517	370,641	—	1,957,077
Rental equipment, net book value (period end)	1,013,965	220,811	133,766	—	1,368,542
Utilization (period end) [2]	78.5%	68.8%	56.8%
Average utilization [2]	78.7%	69.8%	56.5%
2023
Rental revenues	$64,056	$17,057	$29,134	$ —	$110,247
Rental related services revenues	21,534	4,718	880	—	27,132
Sales and other revenues	18,337	955	6,106	941	26,339
Total revenues	103,927	22,730	36,120	941	163,718
Depreciation of rental equipment	8,657	787	12,389	—	21,833
Gross profit	46,171	15,451	15,620	125	77,367
Selling and administrative expenses	38,456	8,058	9,451	1,533	57,498
Other income	—	—	—	—	—
Income (loss) from operations	7,715	7,393	6,169	(1,408)	19,869
Interest (expense) income allocation	(5,387)	(884)	(1,742)	549	(7,464)
Income (loss) before provision for income taxes	2,328	6,509	4,653	(859)	12,631
Rental equipment acquisitions	54,448	7,651	10,112	—	72,211
Accounts receivable, net (period end)	135,104	13,776	24,493	3,633	177,006
Rental equipment, at cost (period end)	1,200,869	211,215	401,801	—	1,813,885
Rental equipment, net book value (period end)	901,090	195,074	171,104	—	1,267,268
Utilization (period end) [2]	79.5%	79.8%	59.0%
Average utilization [2]	79.4%	80.8%	59.2%

1.
Gross Enviroplex sales revenues were $1,719 and $941 for the three months ended March 31, 2024 and 2023, respectively. There were no inter-segment sales to Mobile Modular in the three months ended March 31, 2024 and 2023, which required elimination in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and new equipment inventory. The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2024 and 2023. Revenues from foreign country customers accounted for 2% and 3% of the Company’s total revenues for the same periods, respectively.

NOTE 11. SUBSEQUENT EVENT

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility will be used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to $75.0 million.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024 (the “2023 Annual Report”). In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2023 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

In the three months ended March 31, 2024, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 61%, 27%, 15% and negative 3% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 18%, 52%, 37% and negative 7% for the same period in 2023.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers. Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2023 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

Revenues of Portable Storage consists of the rental and sale of steel containers and ground level offices to provide a temporary storage solution that is delivered to the customer’s location and addresses the need for secure temporary storage with immediate access to the unit. The portable storage container rental market in the U.S. has a large and diverse number of market segments including construction, retail, commercial and industrial, energy and petrochemical, manufacturing, education and healthcare.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 84% of consolidated revenues from continuing operations in the three months ended March 31, 2024 and 2023, respectively. Of the total continuing rental operations revenues for the three months ended March 31, 2024, Mobile Modular, Portable Storage and TRS-RenTelco comprised 67%, 15% and 18%, respectively, compared to 62%, 16% and 22%, respectively, in the same period of 2023. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2024 and 2023, sales and other revenues of modular, container and electronic test equipment comprised approximately 20% and 16% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the three months ended March 31, 2024 and 2023, Mobile Modular and Enviroplex together comprised 74% and 73%, respectively, Portable Storage comprised 6% and 4%, respectively, and TRS-RenTelco comprised 20% and 23%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On February 21, 2024, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.475 per common share for the quarter ended March 31, 2024, an increase of 2% over the prior year’s comparable quarter.

Proposed Acquisition by WillScot Mobile Mini

On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WillScot Mobile Mini Holdings Corp., a Delaware corporation (“WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash or (2) 2.8211 shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (“WillScot Mobile Mini Common Stock”), as determined pursuant to the election and allocation procedures set forth in the Merger Agreement. The consummation of the Transaction is subject to certain closing conditions, including (i) the approval of the Company’s shareholders, (ii) the expiration or termination of all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iii) the absence of any order by any governmental authorities or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Merger Agreement, (iv) the effectiveness of the Merger Proxy Statement (as defined below) filed with SEC relating to the registration of shares of WillScot Mobile Mini Common Stock to be issued to the Company’s shareholders pursuant to the Merger Agreement and (v) other customary conditions specified in the Merger Agreement. The parties have submitted their respective filings under the HSR Act with the U.S. Department of Justice and the Federal

Trade Commission as contemplated by the Merger Agreement. The closing of the Transaction is not subject to any financing condition. For additional information regarding the Transaction, please refer to the Company’s current report on Form 8-K and Amendment No. 1 on Form 8-K/A, each filed with the SEC on January 29, 2024, as well as the preliminary Registration Statement on S-4/Proxy Statement filed by WillScot Mobile Mini with the SEC on April 8, 2024 (the “Merger Proxy Statement”).

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Form 10-Q assume the continuation of the Company as a public company.

Results of Operations

Three Months Ended March 31, 2024 Compared to

Three Months Ended March 31, 2023

Overview

Consolidated revenues for the three months ended March 31, 2024, increased 8% to $187.8 million, from $173.2 million for the same period in 2023. Consolidated net income for the three months ended March 31, 2024, increased 79% to $22.8 million, from $12.8 million for the same period in 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks. Earnings per diluted share for the three months ended March 31, 2024, decreased by $1.99 to $0.93, compared to $2.92 for the same period in 2023. The reduction in earnings per diluted share during the current period was attributed to the prior period gain on sale of discontinued operations, which previously contributed $2.40 to the earnings per diluted share in 2023. During the three months ended March 31, 2024, the Company sold a property, resulting in a net gain of $9.3 million, which was recorded in Other income, net, and contributed $0.28 in earnings per diluted share. The increase in consolidated net income during the current period was primarily attributed to the property sale and higher gross profit from Mobile Modular.

There were no revenues from discontinued operations for the three months ended March 31, 2024, compared to $9.4 million for the same period in 2023. There was no income or earnings per diluted share from discontinued operations for the three months ended March 31, 2024. Income from discontinued operations for the same period in 2023 was $60.1 million, which included the $58.9 million gain on sale of discontinued operations, and earnings per diluted share from discontinued operations for the three months ended March 31, 2023 was $2.45. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the three months ended March 31, 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $15.9 million, or 21%, to $93.3 million in 2024. Mobile Modular’s gross profit increased $15.7 million, or 34%, largely due to higher gross profit on rental revenues. Portable Storage's gross profit increased $1.7 million, or 11%, primarily due to higher gross profit on rental revenues. TRS-RenTelco’s gross profit decreased $1.7 million, or 11%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit increased $0.3 million, due to higher sales revenue and an increase in sales margins in 2024.
•
Selling and administrative expenses increased $2.3 million to $59.8 million, primarily due to an increase in employees' salaries and benefit costs of $3.8 million, partly offset by a $2.2 million decrease in marketing and administrative costs. Included in marketing and administrative costs was $14.1 million in Vesta acquisition and Adler divestiture related transaction costs in 2023 and $9.4 million in transaction costs attributed to the pending merger with WillScot Mobile Mini in 2024.
•
Interest expense increased $5.2 million to $12.7 million, which was primarily attributed to $215.2 million higher average debt levels of the Company and a higher effective interest rate in 2024 of 6.53%, compared to 5.57% for the same period in 2023. The 38% increase in average debt when compared to 2023 was primarily the result of the funding of business acquisitions during 2023, net of proceeds from the sale of discontinued operations.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 61%, 27% and 15%, respectively, compared to 18%, 52% and 37%, respectively, for the comparable 2023 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 3% and negative 7% in 2024 and 2023, respectively.
•
The provision for income taxes resulted in an effective tax rate of 23.6% and 23.8%, for the quarters ended March 31, 2024 and 2023, respectively.
•
Adjusted EBITDA increased $10.3 million, or 17%, to $72.1 million in 2024.

Mobile Modular

For the three months ended March 31, 2024, Mobile Modular’s total revenues increased $23.7 million, or 23%, to $127.6 million compared to the same period in 2023, primarily due to higher rental, sales and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, and a $6.2 million allocated net gain on the sale of a corporate property, resulted in a $15.9 million increase in pre-tax income to $18.2 million for the three months ended March 31, 2024, from $2.3 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/24 compared to Three Months Ended 3/31/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$76,496	$64,056	$12,440	19%
Rental related services	24,133	21,534	2,599	12%
Rental operations	100,629	85,590	15,039	18%
Sales	25,326	16,967	8,359	49%
Other	1,630	1,370	260	19%
Total revenues	127,585	103,927	23,658	23%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,874	8,657	1,217	14%
Rental related services	15,780	14,226	1,554	11%
Other	22,673	24,127	(1,454)	(6)%
Total direct costs of rental operations	48,327	47,009	1,318	3%
Costs of sales	17,413	10,747	6,666	62%
Total costs of revenues	65,740	57,756	7,984	14%
Gross Profit
Rental	43,949	31,273	12,676	41%
Rental related services	8,353	7,308	1,045	14%
Rental operations	52,302	38,581	13,721	36%
Sales	7,913	6,220	1,693	27%
Other	1,630	1,370	260	nm
Total gross profit	61,845	46,171	15,674	34%
Expenses:
Selling and administrative expenses	40,087	38,456	1,631	4%
Other income, net	(6,220)	—	6,220	nm
Income from operations	27,978	7,715	20,263	nm
Interest expense allocation	9,799	5,387	(4,412)	nm
Pre-tax income	$18,179	$2,328	$15,851	nm
Other Selected Information
Adjusted EBITDA	$43,327	$32,425	$10,902	34%
Average rental equipment [1]	$1,174,327	$987,526	$186,801	19%
Average rental equipment on rent	$924,517	$783,847	$140,670	18%
Average monthly total yield [2]	2.17%	2.16%		0%
Average utilization [3]	78.7%	79.4%		(1)%
Average monthly rental rate [4]	2.76%	2.72%		1%
Period end rental equipment [1]	$1,189,168	$1,105,689	$83,479	8%
Period end utilization [3]	78.5%	78.8%		(0)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended March 31, 2024, increased $15.7 million, or 34%, to $61.8 million. For the three months ended March 31, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $12.4 million, or 19%, due to 18% higher average rental equipment on rent and 1% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 13% and 14% in 2024 and 2023, respectively, and other direct costs were 30% in 2024 and 38% in 2023, which resulted in gross margin percentages of 57% in 2024, compared to 49% in 2023. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $12.7 million, or 41%, to $43.9 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $2.6 million, or 12%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by higher gross margin percentage of 35% in 2024, compared to 34% in 2023, resulted in rental related services gross profit increasing $1.0 million, or 14%, to $8.4 million in 2024.
•
Gross Profit on Sales – Sales revenues increased $8.4 million, or 49%, compared to 2023, due to higher new equipment sales. The lower gross margin percentage of 31% in 2024 compared to 37% in 2023, together with higher sales revenue, resulted in gross profit on sales increasing $1.7 million, or 27%, to $7.9 million. The lower gross margin on sales in 2024 was primarily due to a higher mix of new versus used sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended March 31, 2024, selling and administrative expenses increased $1.6 million, or 4%, to $40.1 million. Included within selling and administrative expenses was $5.3 million higher allocated corporate costs, which included $6.5 million in allocated transaction costs from the pending merger with WillScot Mobile Mini. In addition, 2023 included $7.5 million in Vesta acquisition related transaction costs, which did not recur in 2024. Employee salaries and benefit costs increased $2.0 million, or 16%, in 2024.

Portable Storage

For the three months ended March 31, 2024, Portable Storage’s total revenues increased $2.0 million, or 9%, to $24.8 million compared to the same period in 2023, primarily due to higher rental and sales revenues. Higher gross profit on rental and sales revenues, and a $1.7 million allocated net gain on the sale of a corporate property, partly offset by $1.0 million higher selling and administrative expenses, resulted in an increase in pre-tax income of $1.5 million, or 23%, to $8.0 million in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 3/31/24 compared to Three Months Ended 3/31/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$18,407	$17,057	$1,350	8%
Rental related services	4,723	4,718	5	0%
Rental operations	23,130	21,775	1,355	6%
Sales	1,212	638	574	90%
Other	418	317	101	nm
Total revenues	24,760	22,730	2,030	9%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	965	787	178	23%
Rental related services	4,456	4,381	75	2%
Other	1,468	1,783	(315)	(18)%
Total direct costs of rental operations	6,889	6,952	(63)	(1)%
Costs of sales	768	327	441	nm
Total costs of revenues	7,657	7,279	378	5%
Gross Profit
Rental	15,974	14,486	1,488	10%
Rental related services	267	337	(70)	(21)%
Rental operations	16,241	14,823	1,418	10%
Sales	444	311	133	43%
Other	418	317	101	nm
Total gross profit	17,103	15,451	1,652	11%
Expenses:
Selling and administrative expenses	9,010	8,058	952	12%
Other income, net	(1,319)	—	1,319	nm
Income from operations	9,412	7,393	2,019	27%
Interest expense allocation	1,420	884	(536)	nm
Pre-tax income	$7,992	$6,509	$1,483	23%
Other Selected Information
Adjusted EBITDA	$11,522	$10,020	$1,502	15%
Average rental equipment [1]	$223,285	$189,348	$33,937	18%
Average rental equipment on rent	$155,872	$153,056	$2,816	2%
Average monthly total yield [2]	2.75%	3.01%		(9)%
Average utilization [3]	69.8%	80.8%		(14)%
Average monthly rental rate [4]	3.94%	3.71%		6%
Period end rental equipment [1]	$224,984	$199,864	$25,120	13%
Period end utilization [3]	68.8%	79.8%		(14)%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended March 31, 2024, increased $1.7 million, or 11%, to $17.1 million. For the three months ended March 31, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $1.4 million, or 8%, due to 2% higher average rental equipment on rent and 6% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 5% in both 2024 and 2023, and other direct costs were 8% and 10% in 2024 and 2023, respectively, which resulted in gross margin percentage of 87% in 2024 compared to 85% in 2023. The higher rental revenues and higher rental margins resulted in gross profit on rental revenues increasing $1.5 million, or 10%, to $16.0 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues was $4.7 million, unchanged from 2023. The gross margin on rental related services revenues was 6% in 2024, compared to 7% in 2023. The comparable revenues coupled with lower gross margins in 2024, resulted in rental related services gross profit decreasing $0.1 million, when compared to 2023.
•
Gross Profit on Sales– Sales revenues increased $0.6 million, primarily due to higher used equipment sales. The higher sales revenues and lower gross margins of 37% in 2024, compared to 49% in 2023, resulted in sales gross profit increasing $0.1 million, or 43%, to $0.4 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2024, Portable Storage’s selling and administrative expenses increased $1.0 million, or 12%, to $9.0 million, primarily due to $0.3 million higher allocated corporate costs and $0.3 million higher marketing and administrative costs.

TRS-RenTelco

For the three months ended March 31, 2024, TRS-RenTelco’s total revenues decreased $2.4 million to $33.8 million, compared to the same period in 2023, primarily due to lower rental revenues, partly offset by higher sales revenues. Lower gross profit on rental revenues and higher gross profit on sales revenues and a $1.7 million allocated net gain on the sale of a corporate property, resulted in a 3% decrease in pre-tax income to $4.5 million for the three months ended March 31, 2024, from $4.7 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/24 compared to Three Months Ended 3/31/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$25,429	$29,134	$(3,705)	(13)%
Rental related services	724	880	(156)	(18)%
Rental operations	26,153	30,014	(3,861)	(13)%
Sales	6,812	5,114	1,698	33%
Other	798	992	(194)	nm
Total revenues	33,763	36,120	(2,357)	(7)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,527	12,389	(862)	(7)%
Rental related services	550	661	(111)	(17)%
Other	4,869	5,225	(356)	(7)%
Total direct costs of rental operations	16,946	18,275	(1,329)	(7)%
Costs of sales	2,942	2,225	717	32%
Total costs of revenues	19,888	20,500	(612)	(3)%
Gross Profit
Rental	9,033	11,520	(2,487)	(22)%
Rental related services	174	219	(45)	(21)%
Rental operations	9,207	11,739	(2,532)	(22)%
Sales	3,870	2,889	981	34%
Other	798	992	(194)	nm
Total gross profit	13,875	15,620	(1,745)	(11)%
Expenses:
Selling and administrative expenses	8,918	9,451	(533)	(6)%
Other income	(1,742)	—	1,742	nm
Income from operations	6,699	6,169	530	9%
Interest expense allocation	2,062	1,742	(320)	(18)%
Foreign currency exchange loss (gain)	132	(226)	(358)	nm
Pre-tax income	$4,505	$4,653	$(148)	(3)%
Other Selected Information
Adjusted EBITDA	$18,480	$20,635	$(2,155)	(10)%
Average rental equipment [1]	$372,081	$396,835	$(24,754)	(6)%
Average rental equipment on rent	$210,134	$234,829	$(24,695)	(11)%
Average monthly total yield [2]	2.18%	2.40%		(9)%
Average utilization [3]	56.5%	59.2%		(5)%
Average monthly rental rate [4]	4.03%	4.14%		(3)%
Period end rental equipment [1]	$369,325	$397,565	$(28,240)	(7)%
Period end utilization [3]	56.8%	59.0%		(4)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2024 decreased $1.8 million, or 11%, to $13.9 million. For the three months ended March 31, 2024 compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.7 million, or 13%, depreciation expense decreased $0.9 million, or 7%, and other direct costs decreased by $0.4 million, or 7%, resulting in a 22% decrease in gross profit on rental revenues to $9.0 million. As a percentage of rental revenues, depreciation was 45% and 43% in 2024 and 2023, respectively, and other direct costs were 19% and 18%, in 2024 and 2023, respectively, which resulted in a gross margin percentage of 36% and 40% in 2024 and 2023, respectively. The decrease in rental revenues was primarily due to a 11% reduction in average rental equipment on rent and 3% lower average monthly rental rates in 2024, as compared to 2023.
•
Gross Profit on Sales – Sales revenues increased $1.7 million, or 33%, to $6.8 million in 2024. Gross profit on sales increased $1.0 million, or 34%, to $3.9 million, with a higher gross margin percentage of 57% in 2024, compared to 56% in 2023. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2024, selling and administrative expenses decreased $0.5 million, or 6%, to $8.9 million. The decrease was primarily due to $0.4 million lower allocated corporate expenses.

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation, transaction costs and gains on property sales. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges and non-recurring transactions, including share-based compensation, transaction costs and gains on property sales is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP and may be different from non−GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges, transaction costs and gains on property sales. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2023	2024	2023
Income from continuing operations	$22,848	$11,518	$123,182	$97,169
Provision for income taxes from continuing operations	7,047	1,113	43,544	26,981
Interest expense	12,704	7,464	45,800	17,418
Depreciation and amortization	27,187	26,133	108,972	96,489
EBITDA	69,786	46,228	321,498	238,057
Share-based compensation	2,209	1,375	8,991	6,764
Transaction costs [3]	9,354	14,147	11,084	18,200
Other income, net [4]	(9,281)	—	(12,899)	—
Adjusted EBITDA [1]	$72,068	$61,750	$328,674	$263,171
Adjusted EBITDA margin [2]	37%	38%	38%	39%

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation, transaction costs and other income, net.
2.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.
3.
Transaction costs include acquisition and divestiture related legal and professional fees and other costs specific to these transactions.
4.
Other income, net consists of net gains on property, plant and equipment sales that are infrequent in nature and excluded from Adjusted EBITDA.

As of March 31, 2024, total Adjusted EBITDA from both continuing and discontinued operations was $72.1 million, compared to $65.4 million for the same period in 2023, excluding the gain on sale of the divestiture of Adler Tanks. For the three months ended March 31, 2024 and 2023, the total Adjusted EBITDA from continuing operations was $72.1 million and $61.8 million, respectively. There were no adjusted earnings from discontinued operations during the first quarter of 2024 and total Adjusted EBITDA from discontinued operations of $3.7 million during the comparable period in 2023.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2024	2023	2024	2023
Adjusted EBITDA [1]	$72,068	$65,432	$328,674	$297,579
Interest paid	(14,184)	(7,817)	(44,970)	(20,455)
Income taxes paid, net of refunds received	(479)	(413)	(91,631)	(27,355)
Gain on sale of used rental equipment	(7,355)	(3,089)	(35,908)	(35,704)
Foreign currency exchange loss	132	(226)	48	165
Amortization of debt issuance costs	2	2	8	14
Change in certain assets and liabilities:
Accounts receivable, net	15,418	16,953	(36,678)	(21,506)
Prepaid expenses and other assets	5,298	(7,345)	(16,683)	(28,042)
Accounts payable and other liabilities	(22,748)	(31,004)	(9,570)	(7,992)
Deferred income	11,268	3,218	22,144	21,696
Net cash provided by operating activities	$59,420	$35,711	$115,434	$178,400

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2024, the actual ratio was 3.11 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2024, the actual ratio was 2.43 to 1.

At March 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2024 compared to the same period in 2023 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $59.4 million in 2024, compared to net cash provided of $35.7 million in 2023. The $23.7 million increase in net cash provided by operating activities was primarily attributable to a $50.2 million change in deferred income taxes, partly offset by a $22.4 million decrease in accounts payable, primarily due to lower income taxes payable.

Cash Flows from Investing Activities: Net cash used in investing activities was $78.1 million in 2024, compared to $263.5 million in 2023. The $185.4 million decrease in net cash used was primarily due to the $453.6 million paid for the business acquisitions of Vesta Modular and Brekke Storage in the first quarter of 2023, which was partly offset by $262.4 million in proceeds from the sale of discontinued operations during the same period. The net effect of these transactions in 2023 was $191.2 million in net cash used by investing activities.

Cash Flows from Financing Activities: Net cash provided by financing activities was $19.7 million in 2024, compared to $227.5 million in 2023. The $207.8 million change was primarily attributable to reduced borrowings under bank lines of credit and note purchase agreements in 2024, as during 2023 the net borrowings were required for the funding of the Vesta Modular and Brekke Storage business acquisitions.

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

At March 31, 2024, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $623.6 million was outstanding and had capacity to borrow up to an additional $26.4 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2024, the actual ratio was 3.11 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2024, the actual ratio was 2.43 to 1.

At March 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At March 31, 2024, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At March 31, 2024, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At March 31, 2024, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2024, the actual ratio was 3.11 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2024, the actual ratio was 2.43 to 1.

At March 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the three months ended March 31, 2024 and 2023. As of March 31, 2024, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2023 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2024. Refer to our 2023 Annual Report for a discussion of our critical accounting policies and estimates.

Subsequent Events

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility will be used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to approximately $75.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2023 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2024. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

You should carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and you may lose all or part of your investment. The risk factors below are intended to supersede in their entirety the risk factors contained in “Item 1. A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Failure to consummate the proposed Transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations, as well as the trading prices of our common stock.

There can be no assurance that the proposed Transaction will be consummated. The consummation of the proposed Transaction is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the Transaction is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. The Merger Agreement also includes customary termination provisions for both the Company and WillScot Mobile Mini, and we may be required to pay WillScot Mobile Mini a termination fee equal to $120 million in certain specified circumstances, including, among other circumstances, if WillScot Mobile Mini terminates the Merger Agreement following a Company Adverse Recommendation Change prior to receipt of Company Shareholder Approval (each as defined in the Merger Agreement) or (ii) the Company terminates the Merger Agreement to enter into an alternative acquisition agreement in respect of a Superior Proposal (as defined in the Merger Agreement). If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations. In addition, McGrath could be subject to litigation related to any failure to complete the Transaction or related to any proceeding to specifically enforce McGrath’s obligation to perform McGrath’s obligations under the Merger Agreement.

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

• The Transaction is subject to the expiration or termination of applicable waiting periods and the DOJ or FTC may impose conditions that could have an adverse effect on WillScot Mobile Mini, McGrath or the combined company or, if not obtained, could prevent completion of the Transaction.

Before the Transaction may be completed, any applicable waiting periods (and any extensions thereof) under the HSR Act relating to the completion of the Transaction must have expired or been terminated.

Under the Merger Agreement, WillScot Mobile Mini and McGrath have agreed to use their respective reasonable best efforts to obtain all consents required to be obtained from any governmental authority that are necessary, proper or advisable to consummate the Transaction. On February 21, 2024, each of McGrath and WillScot Mobile Mini received a second request from the FTC in connection with the FTC’s review of the Transaction, which extends the waiting period until 30 days after both parties have substantially complied with the second request, unless the FTC early terminates the additional waiting period or the parties otherwise agree not to consummate the Transaction for a period of time after substantial compliance. McGrath and WillScot Mobile Mini are working with the FTC to complete its investigation as soon as practicable. However, neither WillScot Mobile Mini nor McGrath is required to agree to or commit to any actions that individually or in the aggregate would, or would reasonably be expected to have, a material adverse effect on WillScot Mobile Mini and its subsidiaries when taken as a whole, or McGrath and its subsidiaries when taken as a whole.

In addition, at any time before or after the completion of the Transaction, and notwithstanding the expiration or termination of applicable waiting periods, the DOJ or FTC or any state attorney general could take such action under the antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Transaction, to rescind the Transaction or to conditionally permit the completion of the Transaction subject to regulatory conditions or other remedies. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the Transaction. WillScot Mobile Mini and McGrath may not prevail and may incur significant costs in defending or settling any such action.

There can be no assurance that the conditions to the completion of the Transaction set forth in the Merger Agreement relating to applicable antitrust laws will be satisfied.

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

In connection with the announcement of the Transaction, as is common in the context of mergers and acquisitions of publicly-traded companies, we (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Transaction, or seeking to have the Transaction rescinded after its consummation. We may also receive demands from stockholders seeking more information or other board action. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. Such claims could prevent or delay the consummation of the Transaction, including through an injunction, and result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Transaction to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Transaction.

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

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

•
uncertainty regarding the timing of the consummation of the proposed Transaction or failure to consummate the Transaction;
•
the price per share of WillScot Mobile Mini Common Stock;
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

At March 31, 2024, we had $385.2 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $6.2 million per year for each 1% increase in the average interest rate we pay based on the $623.6 million balance of variable rate debt outstanding at March 31, 2024. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of March 31, 2024, 60% of our modular and 57% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.3

Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed January 29, 2024).

10.1

First Incremental Facility Amendment, dated as of April 23, 2024, to Second Amended and Restated Credit Agreement, dated as of July 15, 2022, among the Company, Bank of America, N.A. as Administrative Agent and first incremental lender, and the guarantors named therein (filed herewith).

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2024	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer