Form 10-Q
period 2024-06-30
MCGRATH RENTCORP
filed 2024-07-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 24, 2024, 24,550,058 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of June 30, 2024, and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity, for the three-month and six-month periods ended June 30, 2024 and 2023, cash flows for the six month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

July 25, 2024

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Rental	$121,176	$117,840	$241,508	$228,087
Rental related services	34,358	33,857	63,938	60,989
Rental operations	155,534	151,697	305,446	289,076
Sales	54,414	47,801	89,483	71,461
Other	2,663	3,532	5,509	6,211
Total revenues	212,611	203,030	400,438	366,748
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,165	22,597	44,531	44,430
Rental related services	24,990	23,825	45,776	43,093
Other	27,920	30,560	56,930	61,695
Total direct costs of rental operations	75,075	76,982	147,237	149,218
Costs of sales	34,121	31,438	56,518	45,553
Total costs of revenues	109,196	108,420	203,755	194,771
Gross profit	103,415	94,610	196,683	171,977
Expenses:
Selling and administrative expenses	61,370	47,026	121,188	104,524
Other income, net	—	—	(9,281)	—
Income from operations	42,045	47,584	84,776	67,453
Interest expense	13,037	9,945	25,741	17,409
Foreign currency exchange loss (gain)	31	18	163	(208)
Income from continuing operations before provision for income taxes	28,977	37,621	58,872	50,252
Provision for income taxes from continuing operations	8,359	9,669	15,406	10,782
Income from continuing operations	20,618	27,952	43,466	39,470

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	—	—	1,709
Provision for income taxes from discontinued operations	—	—	—	453
Gain on sale of discontinued operations, net of tax	—	2,630	—	61,513
Income from discontinued operations	—	2,630	—	62,769

Net income	$20,618	$30,582	$43,466	$102,239

Earnings per share from continuing operations:
Basic	$0.84	$1.14	$1.77	$1.61
Diluted	$0.84	$1.14	$1.77	$1.61
Earnings per share from discontinued operations:
Basic	$—	$0.11	$—	$2.57
Diluted	$—	$0.11	$—	$2.56
Earnings per share:
Basic	$0.84	$1.25	$1.77	$4.18
Diluted	$0.84	$1.25	$1.77	$4.17
Shares used in per share calculation:
Basic	24,549	24,479	24,531	24,448
Diluted	24,560	24,512	24,562	24,527
Cash dividends declared per share	$0.475	$0.465	$0.950	$0.930

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$20,618	$30,582	$43,466	$102,239
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	11	43	78	25
Comprehensive income	$20,629	$30,625	$43,544	$102,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2024	2023
Assets
Cash	$9,396	$877
Accounts receivable, net of allowance for credit losses of $2,866 at June 30, 2024 and $2,801 at December 31, 2023	217,379	227,368
Rental equipment, at cost:
Relocatable modular buildings	1,398,475	1,291,093
Portable storage containers	242,107	236,123
Electronic test equipment	368,324	377,587
	2,008,906	1,904,803
Less: accumulated depreciation	(601,584)	(575,480)
Rental equipment, net	1,407,322	1,329,323
Property, plant and equipment, net	191,801	169,114
Inventories	28,213	15,425
Prepaid expenses and other assets	81,547	87,364
Intangible assets, net	59,453	64,588
Goodwill	323,224	323,224
Total assets	$2,318,335	$2,217,283
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$794,271	$762,975
Accounts payable	73,132	58,760
Accrued liabilities	108,928	108,763
Deferred income	134,624	111,428
Deferred income taxes, net	253,147	241,555
Total liabilities	1,364,102	1,283,481
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,550 shares as of June 30, 2024 and 24,496 shares as of December 31, 2023	111,596	111,122
Retained earnings	842,675	822,796
Accumulated other comprehensive loss	(38)	(116)
Total shareholders’ equity	954,233	933,802
Total liabilities and shareholders’ equity	$2,318,335	$2,217,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020
Net income	—	—	20,618	—	20,618
Share-based compensation	—	2,347	—	—	2,347
Common stock issued under stock plans, net of shares withheld for employee taxes	9	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,763)	—	(11,763)
Other comprehensive income	—	—	—	11	11
Balance at June 30, 2024	24,550	$111,596	$842,675	$(38)	$954,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538
Net income	—	—	30,582	—	30,582
Share-based compensation	—	1,889	—	—	1,889
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(14)	—	—	(14)
Dividends accrued of $0.465 per share	—	—	(11,469)	—	(11,469)
Other comprehensive income	—	—	—	43	43
Balance at June 30, 2023	24,485	$107,362	$773,260	$(53)	$880,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$43,466	$102,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,131	54,958
Deferred income taxes	11,592	(39,486)
Provision for credit losses	873	1,400
Share-based compensation	4,556	3,382
Gain on sale of property, plant and equipment	(9,281)	—
Gain on sale of discontinued operations	—	(61,513)
Gain on sale of used rental equipment	(15,537)	(14,250)
Foreign currency exchange loss (gain)	163	(208)
Amortization of debt issuance costs	4	4
Change in:
Accounts receivable	9,116	(1,116)
Inventories	(12,788)	(6,594)
Prepaid expenses and other assets	5,817	(1,910)
Accounts payable	23,155	19,209
Accrued liabilities	166	6,046
Deferred income	23,196	9,290
Net cash provided by operating activities	138,629	71,451
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	268,012
Purchases of rental equipment	(145,345)	(128,088)
Purchases of property, plant and equipment	(30,125)	(11,229)
Cash paid for acquisition of businesses	—	(456,312)
Proceeds from sales of used rental equipment	29,334	27,410
Proceeds from sales of property, plant and equipment	12,251	—
Net cash used in investing activities	(133,885)	(300,207)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(43,708)	258,885
Borrowings under term note agreement	75,000	—
Taxes paid related to net share settlement of stock awards	(4,082)	(6,100)
Payment of dividends	(23,435)	(22,782)
Net cash provided by financing activities	3,775	230,003
Effect of foreign currency exchange rate changes on cash	—	1
Net increase in cash	8,519	1,248
Cash balance, beginning of period	877	957
Cash balance, end of period	$9,396	$2,205
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$26,394	$16,802
Net income taxes (refunded) paid, during the period	$(4,599)	$6,931
Dividends accrued during the period, not yet paid	$12,150	$11,937
Rental equipment acquisitions, not yet paid	$7,634	$7,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2024 and 2023 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and six months ended June 30, 2024, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 21, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”).

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

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash (the “Per Share Cash Consideration”) or (2) 2.8211 (the “Exchange Ratio”) shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (the “WillScot Mobile Mini Common Stock”) (the “Per Share Stock Consideration” together with the Per Share Cash Consideration, the “Merger Consideration”), as determined pursuant to the election and allocation procedures in the Merger Agreement. The Company’s shareholders will have the opportunity to elect to receive either the Per Share Cash Consideration or the Per Share Stock Consideration in respect of their Company Common Stock, provided that 60% of the Company Common Stock will be converted into the cash consideration and 40% of the Company Common Stock will be converted into the stock consideration. Pursuant to the terms of the Merger Agreement, the closing of the Merger Agreement is subject to the satisfaction of customary closing conditions, including adoption of the Merger Agreement by the Company’s shareholders, which was approved by the Company's shareholders on July 11, 2024, and receipt of regulatory approvals. The closing of the Transaction is not subject to any financing condition.

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

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $216.8 million reflects the strategic fit of Vesta Modular, Brekke Storage and Dixie Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular, 8 years for Brekke Storage and 9 years for Dixie Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition will be amortized over its useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following table reports the actual results of the Company for the six months ended June 30, 2024, and the unaudited pro forma financial information for the six months ended June 30, 2023. The pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the period presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the six months ended June 30, 2023, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Six months ended June 30,
(dollar amounts in thousands, except for per share amounts)	2024	2023
	(Actual)	(Pro Forma)
Pro-forma total revenues	$400,438	$374,391
Pro-forma net income	$43,466	$39,174
Pro-forma basic earnings per share	$1.77	$1.60
Pro-forma diluted earnings per share	$1.77	$1.60

Vesta Modular
Actual total revenues		$47,257
Actual net income		$9,016
Actual basic earnings per share		$0.37
Actual diluted earnings per share		$0.37

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

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the six months ended June 30, 2023:

(dollar amounts in thousands)	Six Months Ended June 30,
2023
Revenues
Rental	$6,520
Rental related services	2,584
Rental operations	9,104
Sales	269
Other	65
Total revenues	9,438
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325
Rental related services	2,020
Other	1,270
Total direct costs of rental operations	4,614
Costs of sales	159
Total costs of revenues	4,773
Gross Profit
Rental	3,926
Rental related services	564
Rental operations	4,490
Sales	110
Other	65
Total gross profit	4,665
Expenses:
Selling and administrative expenses	2,583
Income from operations	2,082
Interest expense allocation	374
Income from discontinued operations before provision for income taxes	1,709
Provision for income taxes from discontinued operations	453
Income from discontinued operations	$1,256

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

For the six months ended June 30, 2023, significant operating and investing items related to Adler Tanks were as follows:

June 30,
(in thousands)	2023
Operating activities of discontinued operations:
Depreciation and amortization	$1,457
Gain on sale of used rental equipment	(111)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269
Purchases of rental equipment	(25)
Purchases of property, plant and equipment	(40)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the six months ended June 30, 2023:

June 30,
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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $65.8 million and $40.7 million at June 30, 2024 and December 31, 2023, respectively. Sales revenues totaling $7.7 million and $17.4 million were recognized during the three and six months ended June 30, 2024, respectively, which were included in the contract liability balance at December 31, 2023. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $9.6 million and $8.7 million at June 30, 2024 and December 31, 2023, respectively. The Company did not recognize any material contract asset impairments during the periods ended June 30, 2024 and December 31, 2023, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of June 30, 2024, approximately $51.7 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. For the three and six months ended June 30, 2024, approximately $61.8 million and $102.0 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and approximately $4.2 million and $11.6 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the six months ended June 30, 2024, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $2.7 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.9 million in 2025, $0.6 million in 2026, and $0.2 million in 2027. The Company’s assessment of current expected losses on these receivables was not material and therefore no credit loss expense was provided as of the six months ended June 30, 2024. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and six months ended June 30, 2024, the Company’s lease revenues were $146.6 million and $286.8 million, respectively, consisting of $145.9 million and $285.7 million of operating lease revenues, respectively, and $0.7 million and $1.1 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and six months ended June 30, 2024 include $0.6 million and $0.9 million of sales revenues, respectively, and $0.1 million and $0.2 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and six months ended June 30, 2024 and 2023:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended June 30,
2024
Leasing	$101,864	$18,366	$26,411	$—	$146,641
Non-lease:
Rental related services	6,727	4,347	709	—	11,783
Sales	35,930	1,266	5,218	11,373	53,787
Other	25	43	332	—	400
Total non-lease	42,682	5,656	6,259	11,373	65,970
Total revenues	$144,546	$24,022	$32,670	$11,373	$212,611

2023
Leasing	$91,123	$19,296	$30,337	$—	$140,756
Non-lease:
Rental related services	8,919	4,989	563	—	14,471
Sales	38,247	1,109	6,581	923	46,860
Other	549	30	364	—	943
Total non-lease	47,715	6,128	7,508	923	62,274
Total revenues	$138,838	$25,424	$37,845	$923	$203,030

Six Months Ended June 30,
2024
Leasing	$196,754	$37,395	$52,656	$—	$286,805
Non-lease:
Rental related services	10,999	8,738	1,332	—	21,069
Sales	61,256	2,478	11,757	13,092	88,583
Other	3,122	171	688	—	3,981
Total non-lease	75,377	11,387	13,777	13,092	113,633
Total revenues	$272,131	$48,782	$66,433	$13,092	$400,438

2023
Leasing	$173,127	$36,951	$60,677	$—	$270,755
Non-lease:
Rental related services	13,469	9,413	1,289	—	24,171
Sales	55,214	1,747	11,204	1,864	70,029
Other	943	55	795	—	1,793
Total non-lease	69,626	11,215	13,288	1,864	95,993
Total revenues	$242,753	$48,166	$73,965	$1,864	$366,748

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Weighted-average number of shares of common stock for calculating basic earnings per share	24,549	24,479	24,531	24,448
Effect of potentially dilutive securities from equity-based compensation	11	33	31	79
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,560	24,512	24,562	24,527

There were 73,190 and 697 anti-dilutive securities excluded from the computation of diluted earnings per share for the six months ended June 30, 2024 and 2023, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

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

(dollar amounts in thousands)	June 30,	December 31,
	2024	2023
Raw materials	$4,112	$3,806
Work-in-process	24,101	11,619
Inventories	$28,213	$15,425

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2024
Customer relationships	8 to 11	7.3	$73,217	$(21,006)	$52,211
Non-compete agreements	5	3.3	10,556	(4,197)	6,359
Trade name	0.75 to 8	4.8	2,000	(1,288)	712
Total amortizing			85,773	(26,491)	59,282
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(26,491)	$59,453

December 31, 2023
Customer relationships	8 to 11	7.8	$73,217	$(17,003)	$56,214
Non-compete agreements	5	3.7	10,556	(3,141)	7,415
Trade name	0.75 to 8	5.3	2,000	(1,212)	788
Total amortizing			85,773	(21,356)	64,417
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(21,356)	$64,588

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2023, with no indicators of impairment. In addition, no impairment triggering events occurred during the six months ended June 30, 2024, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the six months ended June 30, 2024 and 2023, was $5.1 million and $5.0 million, respectively. Based on the carrying values at June 30, 2024 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $5.1 million for the remainder of fiscal year 2024, $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027, $8.2 million in 2028 and $4.7 million in 2029.

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

At June 30, 2024, the Company was comprised of four reportable segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment ("Portable Storage"); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2023 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment. Summarized financial information for the six months ended June 30, 2024 and 2023 for the Company’s reportable segments are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2024
Rental revenues	$154,535	$36,230	$50,743	$—	$241,508
Rental related services revenues	53,053	9,363	1,522	—	63,938
Sales and other revenues	64,543	3,189	14,168	13,092	94,992
Total revenues	272,131	48,782	66,433	13,092	400,438
Depreciation of rental equipment	19,870	1,965	22,696	—	44,531
Gross profit	133,131	33,405	26,846	3,301	196,683
Selling and administrative expenses	82,354	17,885	17,433	3,517	121,188
Other income	(6,220)	(1,319)	(1,742)	—	(9,281)
Income (loss) from operations	56,999	16,840	11,155	(216)	84,776
Interest expense (income) allocation	19,971	2,867	4,121	(1,218)	25,741
Income before provision for income taxes	37,028	13,973	6,871	1,002	58,872
Rental equipment acquisitions	118,300	7,403	10,623	—	136,326
Accounts receivable, net (period end)	170,966	12,231	20,333	13,849	217,379
Rental equipment, at cost (period end)	1,398,475	242,107	368,324	—	2,008,906
Rental equipment, net book value (period end)	1,058,041	221,486	127,795	—	1,407,322
Utilization (period end) [2]	78.1%	64.5%	55.8%
Average utilization [2]	78.6%	67.8%	56.4%
2023
Rental revenues	$134,826	$35,544	$57,717	$—	$228,087
Rental related services revenues	49,370	10,072	1,547	—	60,989
Sales and other revenues	58,557	2,550	14,701	1,864	77,672
Total revenues	242,753	48,166	73,965	1,864	366,748
Depreciation of rental equipment	18,072	1,657	24,701	—	44,430
Gross profit	107,244	32,982	31,503	248	171,977
Selling and administrative expenses	69,548	15,262	16,577	3,137	104,524
Other income	—	—	—	—	—
Income (loss) from operations	37,696	17,720	14,926	(2,889)	67,453
Interest expense (income) allocation	12,592	2,126	3,801	(1,110)	17,409
Income (loss) before provision for income taxes	25,104	15,594	11,333	(1,779)	50,252
Rental equipment acquisitions	90,933	14,642	16,906	—	122,481
Accounts receivable, net (period end)	144,640	17,287	26,138	3,611	191,676
Rental equipment, at cost (period end)	1,237,221	220,763	390,832	—	1,848,816
Rental equipment, net book value (period end)	928,997	203,781	162,872	—	1,295,650
Utilization (period end) [2]	79.2%	77.0%	58.3%
Average utilization [2]	79.4%	79.4%	58.7%

1.
Gross Enviroplex sales revenues were $13,093 and $1,871 for the six months ended June 30, 2024 and 2023, respectively. There were $2 and $7 of inter-segment sales to Mobile Modular in the six months ended June 30, 2024 and 2023, respectively, which required elimination in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and new equipment inventory. The Average utilization for the period is calculated using the average costs of rental equipment.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2024 and 2023. Revenues from foreign country customers accounted for 2% and 3% of the Company’s total revenues for the same periods, respectively.

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

In the six months ended June 30, 2024, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 62%, 24%, 12% and 2% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 50%, 31%, 23% and negative 4% for the same period in 2023.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 75% and 79% of consolidated revenues from continuing operations in the six months ended June 30, 2024 and 2023, respectively. Of the total continuing rental operations revenues for the six months ended June 30, 2024, Mobile Modular, Portable Storage and TRS-RenTelco comprised 68%, 15% and 17%, respectively, compared to 63%, 16% and 21%, respectively, in the same period of 2023. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2024 and 2023, sales and other revenues of modular, container and electronic test equipment comprised approximately 25% and 21% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the six months ended June 30, 2024 and 2023, Mobile Modular and Enviroplex together comprised 81% and 78%, respectively, Portable Storage comprised 4% and 3%, respectively, and TRS-RenTelco comprised 15% and 19%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On June 5, 2024, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.475 per common share for the quarter ended June 30, 2024, an increase of 2% over the prior year’s comparable quarter.

Proposed Acquisition by WillScot Mobile Mini

On January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WillScot Mobile Mini Holdings Corp., a Delaware corporation (“WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub I will merge with and into the Company (the “First-Step Merger”), with the Company surviving the First-Step Merger and, immediately thereafter, the Company will merge with and into Merger Sub II (the “Second-Step Merger” and together with the First-Step Merger, the “Transaction”), with Merger Sub II surviving the Second-Step Merger as a wholly owned subsidiary of WillScot Mobile Mini. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the First-Step Merger (the “Effective Time”), each share of common stock, no par value, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time, other than shares of Company Common Stock owned by WillScot Mobile Mini or any subsidiary of WillScot Mobile Mini or the Company, and shares held by shareholders who did not vote in favor of the Transaction (or consent thereto in writing) and who are entitled to demand and properly demands appraisal of such shares, will be automatically converted into the right to receive either (1) $123 in cash or (2) 2.8211 shares of validly issued, fully paid and nonassessable shares of common stock, par value $0.0001, of WillScot Mobile Mini (“WillScot Mobile Mini Common Stock”), as determined pursuant to the election and allocation procedures set forth in the Merger Agreement. The consummation of the Transaction is subject to certain closing conditions, including (i) the approval of the Company’s shareholders, which was obtained on July 11, 2024, (ii) the expiration or termination of all waiting periods applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), relating to which WillScot Mobile Mini and the Company have committed to the Federal Trade Commission that they would not close the Transaction prior to September 27, 2024, (iii) the absence of any order by any governmental authorities or other legal restraint or prohibition preventing the consummation of the transactions contemplated by the Merger Agreement, (iv) the effectiveness of the Merger Proxy Statement (as defined below) filed with SEC relating to the registration of shares of WillScot Mobile Mini Common Stock to be issued to the Company’s shareholders pursuant to the Merger Agreement, which was granted on June 7, 2024, and (v) other customary conditions specified in the Merger Agreement. The closing of the Transaction is not subject to any financing condition. For additional information regarding the Transaction, please refer to the Company’s current report on Form 8-K and Amendment No. 1 on Form 8-K/A, each filed with the SEC on January 29, 2024, as well as the special proxy statement filed by the Company with the SEC on June 10, 2024 (the “Merger Proxy Statement”).

Because the Transaction is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Form 10-Q assume the continuation of the Company as a public company.

Results of Operations

Three Months Ended June 30, 2024 Compared to

Three Months Ended June 30, 2023

Overview

Consolidated revenues for the three months ended June 30, 2024, increased 5% to $212.6 million, from $203.0 million for the same period in 2023. Consolidated net income for the three months ended June 30, 2024, decreased 33% to $20.6 million, from $30.6 million for the same period in 2023. Earnings per diluted share for the three months ended June 30, 2024, decreased by $0.41 to $0.84, compared to $1.25 for the same period in 2023. The reduction in earnings per diluted share during the current period was primarily attributed to $14.3 million higher selling and administrative expenses, which included $12.4 million in transaction costs attributed to the pending Willscot Mobile Mini merger.

There was no revenue, income or earnings per share from discontinued operations for the three months ended June 30, 2024. There were no revenues from discontinued operations for the three months ended June 30, 2023, and income from discontinued operations of $2.6 million, primarily attributed to final working capital adjustments from the divestiture of Adler Tanks. Earnings per diluted share from discontinued operations for the three months ended June 30, 2023 was $0.11. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the three months ended June 30, 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $8.8 million, or 9%, to $103.4 million in 2024. Mobile Modular’s gross profit increased $10.2 million, or 17%, largely due to higher gross profit on rental and sales revenues. Portable Storage's gross profit decreased $1.2 million, or 7%, primarily due to lower gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit decreased $2.9 million, or 18%, primarily due to lower gross profit on rental and sales revenues. Enviroplex’s gross profit increased $2.7 million, due to higher sales revenue and an increase in sales margins in 2024.
•
Selling and administrative expenses increased $14.3 million to $61.4 million, primarily due to $12.4 million in transaction costs, which were included in marketing and administrative costs, attributed to the pending merger with WillScot Mobile Mini and an increase in employees' salaries and benefit costs of $2.6 million.
•
Interest expense increased $3.1 million to $13.0 million, which was primarily attributed to $123.1 million higher average debt levels of the Company and a higher effective interest rate in 2024 of 6.57%, compared to 5.94% for the same period in 2023. The 18% increase in average debt when compared to 2023 was primarily the result of the funding of rental equipment purchases, taxes paid attributed to the gain on sale of discontinued operations and transaction costs regarding the pending merger with WillScot Mobile Mini.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 65%, 21% and 8%, respectively, compared to 61%, 24% and 18%, respectively, for the comparable 2023 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 6% and negative 3% in 2024 and 2023, respectively.
•
The provision for income taxes resulted in an effective tax rate of 28.8% and 25.7%, for the quarters ended June 30, 2024 and 2023, respectively.
•
Adjusted EBITDA increased $6.7 million, or 9%, to $83.7 million in 2024.

Mobile Modular

For the three months ended June 30, 2024, Mobile Modular’s total revenues increased $5.7 million, or 4%, to $144.5 million compared to the same period in 2023, primarily due to higher rental and rental related services revenues, partly offset by lower sales revenues. The revenue increase, together with higher gross profit on rental and sales revenues, partly offset by $11.2 million higher selling and administrative expenses, which included $9.0 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini, resulted in a $3.9 million decrease in pre-tax income to $18.8 million for the three months ended June 30, 2024, from $22.8 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/24 compared to Three Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$78,039	$70,770	$7,269	10%
Rental related services	28,920	27,836	1,084	4%
Rental operations	106,959	98,606	8,353	8%
Sales	35,930	38,248	(2,318)	(6)%
Other	1,657	1,983	(326)	(16)%
Total revenues	144,546	138,838	5,708	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,995	9,415	580	6%
Rental related services	19,828	18,443	1,385	8%
Other	21,265	23,377	(2,112)	(9)%
Total direct costs of rental operations	51,088	51,236	(148)	(0)%
Costs of sales	22,172	26,517	(4,345)	(16)%
Total costs of revenues	73,260	77,753	(4,493)	(6)%
Gross Profit
Rental	46,779	37,977	8,802	23%
Rental related services	9,092	9,393	(301)	(3)%
Rental operations	55,871	47,370	8,501	18%
Sales	13,758	11,731	2,027	17%
Other	1,657	1,983	(326)	(16)%
Total gross profit	71,286	61,084	10,202	17%
Expenses:
Selling and administrative expenses	42,267	31,092	11,175	36%
Income from operations	29,019	29,993	(974)	(3)%
Interest expense allocation	10,172	7,205	2,967	41%
Pre-tax income	$18,847	$22,788	$(3,941)	(17)%
Other Selected Information
Adjusted EBITDA	$53,418	$44,516	$8,902	20%
Average rental equipment [1]	$1,203,415	$1,117,141	$86,274	8%
Average rental equipment on rent	$943,270	$886,085	$57,185	6%
Average monthly total yield [2]	2.16%	2.11%		2%
Average utilization [3]	78.4%	79.3%		(1)%
Average monthly rental rate [4]	2.76%	2.66%		4%
Period end rental equipment [1]	$1,221,992	$1,129,836	$92,156	8%
Period end utilization [3]	78.1%	79.2%		(1)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended June 30, 2024, increased $10.2 million, or 17%, to $71.3 million. For the three months ended June 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.3 million, or 10%, due to 6% higher average rental equipment on rent and 4% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 13% in both 2024 and 2023, and other direct costs were 27% in 2024 and 33% in 2023, which resulted in gross margin percentages of 60% in 2024, compared to 54% in 2023. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $8.8 million, or 23%, to $46.8 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $1.1 million, or 4%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by lower gross margin percentage of 31% in 2024, compared to 34% in 2023, resulted in rental related services gross profit decreasing $0.3 million, or 3%, to $9.1 million in 2024.
•
Gross Profit on Sales – Sales revenues decreased $2.3 million, or 6%, compared to 2023, due to lower new equipment sales. The higher gross margin percentage of 38% in 2024 compared to 31% in 2023, together with lower sales revenue, resulted in gross profit on sales increasing $2.0 million, or 17%, to $13.8 million. The higher gross margin on sales in 2024 was primarily due to a higher mix of used versus new sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended June 30, 2024, selling and administrative expenses increased $11.2 million, or 36%, to $42.3 million. Included within selling and administrative expenses was $11.3 million higher allocated corporate costs, which included $9.0 million in allocated transaction costs from the pending merger with WillScot Mobile Mini.

Portable Storage

For the three months ended June 30, 2024, Portable Storage’s total revenues decreased $1.4 million, or 6%, to $24.0 million compared to the same period in 2023, primarily due to lower rental and rental related services revenues. Lower gross profit on rental and rental related services revenues, coupled with $1.7 million higher selling and administrative expenses, which included $1.4 million of allocated transaction costs attributed to the pending merger with WillScot Mobile Mini, resulted in a decrease in pre-tax income of $3.1 million, or 34%, to $6.0 million in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 6/30/24 compared to Three Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$17,823	$18,487	$(664)	(4)%
Rental related services	4,640	5,354	(714)	(13)%
Rental operations	22,463	23,841	(1,378)	(6)%
Sales	1,266	1,109	157	14%
Other	293	475	(182)	nm
Total revenues	24,022	25,424	(1,402)	(6)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,001	870	131	15%
Rental related services	4,476	4,641	(165)	(4)%
Other	1,527	1,705	(178)	(10)%
Total direct costs of rental operations	7,004	7,215	(211)	(3)%
Costs of sales	716	690	26	4%
Total costs of revenues	7,720	7,905	(185)	(2)%
Gross Profit
Rental	15,295	15,913	(618)	(4)%
Rental related services	164	713	(549)	(77)%
Rental operations	15,459	16,626	(1,167)	(7)%
Sales	550	419	131	31%
Other	293	475	(182)	(38)%
Total gross profit	16,302	17,520	(1,218)	(7)%
Expenses:
Selling and administrative expenses	8,874	7,204	1,670	23%
Income from operations	7,428	10,315	(2,887)	(28)%
Interest expense allocation	1,447	1,242	205	17%
Pre-tax income	$5,981	$9,073	$(3,092)	(34)%
Other Selected Information
Adjusted EBITDA	$11,015	$12,308	$(1,293)	(11)%
Average rental equipment [1]	$226,754	$204,627	$22,127	11%
Average rental equipment on rent	$149,906	$159,924	$(10,018)	(6)%
Average monthly total yield [2]	2.62%	3.01%		(13)%
Average utilization [3]	66.1%	78.2%		(15)%
Average monthly rental rate [4]	3.96%	3.85%		3%
Period end rental equipment [1]	$228,368	$208,124	$20,244	10%
Period end utilization [3]	64.5%	77.0%		(16)%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended June 30, 2024, decreased $1.2 million, or 7%, to $16.3 million. For the three months ended June 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.7 million, or 4%, due to 6% lower average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 6% and 5% in 2024 and 2023, respectively, and other direct costs were 9% in both 2024 and 2023, which resulted in gross margin percentage of 86% in both 2024 and in 2023. The lower rental revenues and comparable rental margins resulted in gross profit on rental revenues decreasing $0.6 million, or 4%, to $15.3 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues was $4.6 million, compared to $5.4 million during the same period in 2023. The gross margin on rental related services revenues was 4% in 2024, compared to 13% in 2023. The lower revenues coupled with lower gross margins in 2024, resulted in rental related services gross profit decreasing $0.5 million, when compared to 2023.
•
Gross Profit on Sales– Sales revenues increased $0.2 million, primarily due to higher used equipment sales. The higher sales revenues and increased gross margins of 43% in 2024, compared to 38% in 2023, resulted in sales gross profit increasing $0.1 million, or 31%, to $0.6 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2024, Portable Storage’s selling and administrative expenses increased $1.7 million, or 23%, to $8.9 million, primarily due to $1.3 million higher allocated corporate costs, which included $1.4 million in allocated transaction costs attributed to the pending WillScot Mobile Mini merger, and $0.3 million higher employee salary and benefit costs.

TRS-RenTelco

For the three months ended June 30, 2024, TRS-RenTelco’s total revenues decreased $5.2 million to $32.7 million, compared to the same period in 2023, primarily due to lower rental and sales revenues. Lower gross profit on rental and sales revenues, coupled with higher selling and administrative expenses, which included $1.9 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini, resulted in a 65% decrease in pre-tax income to $2.4 million for the three months ended June 30, 2024, from $6.7 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/24 compared to Three Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$25,314	$28,583	$(3,269)	(11)%
Rental related services	798	667	131	20%
Rental operations	26,112	29,250	(3,138)	(11)%
Sales	5,845	7,521	(1,676)	(22)%
Other	713	1,074	(361)	(34)%
Total revenues	32,670	37,845	(5,175)	(14)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,169	12,312	(1,143)	(9)%
Rental related services	686	741	(55)	(7)%
Other	5,128	5,478	(350)	(6)%
Total direct costs of rental operations	16,983	18,531	(1,548)	(8)%
Costs of sales	2,716	3,431	(715)	(21)%
Total costs of revenues	19,699	21,962	(2,263)	(10)%
Gross Profit
Rental	9,017	10,793	(1,776)	(16)%
Rental related services	112	(74)	186	nm
Rental operations	9,129	10,719	(1,590)	(15)%
Sales	3,129	4,090	(961)	(23)%
Other	713	1,074	(361)	(34)%
Total gross profit	12,971	15,883	(2,912)	(18)%
Expenses:
Selling and administrative expenses	8,515	7,126	1,389	19%
Income from operations	4,456	8,757	(4,301)	(49)%
Interest expense allocation	2,059	2,059	—	nm
Foreign currency exchange loss	31	18	13	nm
Pre-tax income	$2,366	$6,680	$(4,314)	(65)%
Other Selected Information
Adjusted EBITDA	$18,001	$21,538	$(3,537)	(16)%
Average rental equipment [1]	$367,322	$393,891	$(26,569)	(7)%
Average rental equipment on rent	$207,342	$229,304	$(21,962)	(10)%
Average monthly total yield [2]	2.28%	2.40%		(5)%
Average utilization [3]	56.5%	58.2%		(3)%
Average monthly rental rate [4]	4.07%	4.16%		(2)%
Period end rental equipment [1]	$366,642	$386,828	$(20,186)	(5)%
Period end utilization [3]	55.8%	58.3%		(4)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2024 decreased $2.9 million, or 18%, to $13.0 million. For the three months ended June 30, 2024 compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.3 million, or 11%, depreciation expense decreased $1.1 million, or 9%, and other direct costs decreased by $0.4 million, or 6%, resulting in a 16% decrease in gross profit on rental revenues to $9.0 million. As a percentage of rental revenues, depreciation was 44% and 43% in 2024 and 2023, respectively, and other direct costs were 20% and 19%, in 2024 and 2023, respectively, which resulted in a gross margin percentage of 36% and 38% in 2024 and 2023, respectively. The decrease in rental revenues was primarily due to a 10% reduction in average rental equipment on rent and 2% lower average monthly rental rates in 2024, as compared to 2023.
•
Gross Profit on Sales – Sales revenues decreased $1.7 million, or 22%, to $5.8 million in 2024. Gross profit on sales decreased $1.0 million, or 23%, to $3.1 million, with a comparable gross margin percentage of 54% in 2024 and 2023. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2024, selling and administrative expenses increased $1.4 million, or 19%, to $8.5 million. The increase was primarily due to $1.5 million higher allocated corporate expenses, which includes $1.9 million in transaction costs attributed to the pending merger with WillScot Mobile Mini.

Six Months Ended June 30, 2024 Compared to

Six Months Ended June 30, 2023

Overview

Consolidated revenues for the six months ended June 30, 2024, increased 6% to $400.4 million, from $376.2 million for the same period in 2023. Consolidated net income for the six months ended June 30, 2024, increased 7% to $43.5 million, from $40.7 million for the same period in 2023, excluding the gain on sale of discontinued operations from the divestiture of Adler Tanks. Earnings per diluted share for the six months ended June 30, 2024, decreased by $2.40 to $1.77, compared to $4.17 for the same period in 2023. The reduction in total earnings per diluted share was primarily attributed to the prior period gain on sale of discontinued operations, which contributed $2.40 to earnings per diluted share in 2023. During the six months ended June 30, 2024, the Company sold a property, resulting in a net gain of $9.3 million, which was recorded in Other income, net, and contributed $0.28 in earnings per diluted share. The increase in consolidated net income during the current period, excluding the gain on sale of discontinued operations, was primarily attributed to the property sale and higher gross profit from Mobile Modular, partly offset by $21.7 million in transaction costs attributed to the pending merger with WillScot Mobile Mini.

There were no revenues from discontinued operations for the six months ended June 30, 2024, compared to $9.4 million for the same period in 2023. There was no income or earnings per diluted share from discontinued operations for the six months ended June 30, 2024. Income from discontinued operations for the same period in 2023 was $62.8 million, which included the $61.5 million net gain on sale of discontinued operations, and earnings per diluted share from discontinued operations for the six months ended June 30, 2023 was $2.56. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the six months ended June 30, 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $24.7 million, or 14%, to $196.7 million in 2024. Mobile Modular’s gross profit increased $25.9 million, or 24%, largely due to higher gross profit on rental and sales revenues. Portable Storage's gross profit increased $0.4 million, or 1%, primarily due to higher gross profit on rental revenues. TRS-RenTelco’s gross profit decreased $4.7 million, or 15%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit increased $3.1 million, due to higher sales revenue and an increase in sales margins in 2024.
•
Selling and administrative expenses increased $16.7 million to $121.2 million, primarily due to an increase in marketing and administrative costs of $9.3 million. Included in marketing and administrative costs was $21.7 million in transaction costs attributed to the pending merger with WillScot Mobile Mini in 2024 and $14.3 million in business acquisition and Adler divestiture related transaction costs in 2023. In addition, salaries and benefit costs increased $5.0 million in 2024.
•
Interest expense increased $8.3 million to $25.7 million, which was primarily attributed to $165.3 million higher average debt levels of the Company and a higher effective interest rate in 2024 of 6.59%, compared to 5.77% for the same period in 2023. The 27% increase in average debt when compared to 2023 was primarily the result of the funding of rental equipment purchases, taxes paid attributed to the gain on sale of discontinued operations and transaction costs regarding the pending merger with WillScot Mobile Mini.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 62%, 24% and 12%, respectively, compared to 50%, 31% and 23%, respectively, for the comparable 2023 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2% and negative 4% in 2024 and 2023, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.2% and 21.5%, for the periods ended June 30, 2024 and 2023, respectively. The increase in effective tax rate during the current period was largely attributed to increased business activity in higher tax rate states.
•
Adjusted EBITDA increased $17.0 million, or 12%, to $155.7 million in 2024.

Mobile Modular

For the six months ended June 30, 2024, Mobile Modular’s total revenues increased $29.4 million, or 12%, to $272.1 million compared to the same period in 2023, primarily due to higher rental, sales and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, and a $6.2 million allocated net gain on the sale of a corporate property, resulted in a $11.9 million increase in pre-tax income to $37.0 million for the six months ended June 30, 2024, from $25.1 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/24 compared to Six Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$154,535	$134,826	$19,709	15%
Rental related services	53,053	49,370	3,683	7%
Rental operations	207,589	184,196	23,393	13%
Sales	61,256	55,215	6,041	11%
Other	3,287	3,342	(55)	(2)%
Total revenues	272,131	242,753	29,378	12%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,870	18,072	1,798	10%
Rental related services	35,608	32,669	2,939	9%
Other	43,938	47,504	(3,566)	(8)%
Total direct costs of rental operations	99,416	98,246	1,170	1%
Costs of sales	39,584	37,263	2,321	6%
Total costs of revenues	139,000	135,509	3,491	3%
Gross Profit
Rental	90,727	69,249	21,478	31%
Rental related services	17,445	16,701	744	4%
Rental operations	108,172	85,950	22,222	26%
Sales	21,672	17,952	3,720	21%
Other	3,287	3,342	(55)	(2)%
Total gross profit	133,131	107,244	25,887	24%
Expenses:
Selling and administrative expenses	82,354	69,548	12,806	18%
Other income, net	(6,220)	—	(6,220)	nm
Income from operations	56,999	37,696	19,303	51%
Interest expense allocation	19,971	12,592	(7,379)	(59)%
Pre-tax income	$37,028	$25,104	$11,924	47%
Other Selected Information
Adjusted EBITDA	$96,745	$76,941	$19,804	26%
Average rental equipment [1]	$1,188,828	$1,044,711	$144,117	14%
Average rental equipment on rent	$933,985	$829,842	$104,143	13%
Average monthly total yield [2]	2.17%	2.15%		1%
Average utilization [3]	78.6%	79.4%		(1)%
Average monthly rental rate [4]	2.76%	2.71%		2%
Period end rental equipment [1]	$1,221,992	$1,129,836	$92,156	8%
Period end utilization [3]	78.1%	79.2%		(1)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the six months ended June 30, 2024, increased $25.9 million, or 24%, to $133.1 million. For the six months ended June 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $19.7 million, or 15%, due to 13% higher average rental equipment on rent and 2% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 13% in both 2024 and 2023, and other direct costs were 28% in 2024 and 35% in 2023, which resulted in gross margin percentages of 59% in 2024, compared to 51% in 2023. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $21.5 million, or 31%, to $90.7 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $3.7 million, or 7%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by lower gross margin percentage of 33% in 2024, compared to 34% in 2023, resulted in rental related services gross profit increasing $0.7 million, or 4%, to $17.4 million in 2024.
•
Gross Profit on Sales – Sales revenues increased $6.0 million, or 11%, compared to 2023, due to higher new and used equipment sales. The higher gross margin percentage of 35% in 2024 compared to 33% in 2023, together with higher sales revenue, resulted in gross profit on sales increasing $3.7 million, or 21%, to $21.7 million. The higher gross margin on sales in 2024 was primarily due to a higher mix of new versus used sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the six months ended June 30, 2024, selling and administrative expenses increased $12.8 million, or 18%, to $82.4 million. Included within selling and administrative expenses was $17.2 million higher allocated corporate costs, which included $15.5 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini. In addition, 2023 included $7.6 million in Vesta acquisition related transaction costs and $5.4 million in allocated divestiture transaction costs, which did not recur in 2024.

Portable Storage

For the six months ended June 30, 2024, Portable Storage’s total revenues increased $0.6 million, or 1%, to $48.8 million compared to the same period in 2023, primarily due to higher sales and rental revenues, partly offset by lower rental related services revenues. Higher gross profit on rental and sales revenues, coupled with a $1.3 million allocated net gain on the sale of a corporate property, partly offset by $2.6 million higher selling and administrative expenses, which included $2.6 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini, resulted in a decrease in pre-tax income of $1.6 million, or 10%, to $14.0 million in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Six Months Ended 6/30/24 compared to Six Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$36,230	$35,544	$686	2%
Rental related services	9,363	10,072	(709)	(7)%
Rental operations	45,593	45,616	(23)	(0)%
Sales	2,478	1,747	731	42%
Other	711	803	(92)	(11)%
Total revenues	48,782	48,166	616	1%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,965	1,657	308	19%
Rental related services	8,932	9,022	(90)	(1)%
Other	2,995	3,487	(492)	(14)%
Total direct costs of rental operations	13,892	14,166	(274)	(2)%
Costs of sales	1,484	1,018	466	46%
Total costs of revenues	15,377	15,184	193	1%
Gross Profit
Rental	31,270	30,400	870	3%
Rental related services	431	1,050	(619)	(59)%
Rental operations	31,701	31,450	251	1%
Sales	993	729	264	36%
Other	711	803	(92)	(11)%
Total gross profit	33,405	32,982	423	1%
Expenses:
Selling and administrative expenses	17,885	15,262	2,623	17%
Other income, net	(1,319)	—	(1,319)	nm
Income from operations	16,840	17,720	(880)	(5)%
Interest expense allocation	2,867	2,126	(741)	(35)%
Pre-tax income	$13,973	$15,594	$(1,621)	(10)%
Other Selected Information
Adjusted EBITDA	$22,538	$22,328	$210	1%
Average rental equipment [1]	$225,025	$196,577	$28,448	14%
Average rental equipment on rent	$152,609	$156,072	$(3,463)	(2)%
Average monthly total yield [2]	2.68%	3.01%		(11)%
Average utilization [3]	67.8%	79.4%		(15)%
Average monthly rental rate [4]	3.96%	3.80%		4%
Period end rental equipment [1]	$228,368	$208,124	$20,244	10%
Period end utilization [3]	64.5%	77.0%		(16)%
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

nm = Not meaningful

Portable Storage’s gross profit for the six months ended June 30, 2024, increased $0.4 million, or 1%, to $33.4 million. For the six months ended June 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.7 million, or 2%, due to 4% higher average monthly rental rates, partly offset by 2% lower average rental equipment on rent in 2024. As a percentage of rental revenues, depreciation was 5% in both 2024 and 2023, and other direct costs were 8% and 10% in 2024 and 2023, respectively, which resulted in gross margin percentage of 86% in both 2024 and 2023. The higher rental revenues and comparable rental margins resulted in gross profit on rental revenues increasing $0.9 million, or 3%, to $31.3 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues was $9.4 million, a decrease of $0.7 million compared to 2023. The gross margin on rental related services revenues was 5% in 2024, compared to 10% in 2023. The lower revenues coupled with lower gross margins in 2024, resulted in rental related services gross profit decreasing $0.6 million, when compared to 2023.
•
Gross Profit on Sales– Sales revenues increased $0.7 million, primarily due to higher used equipment sales. The higher sales revenues and lower gross margins of 40% in 2024, compared to 42% in 2023, resulted in sales gross profit increasing $0.3 million, or 36%, to $1.0 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2024, Portable Storage’s selling and administrative expenses increased $2.6 million, or 17%, to $17.9 million, primarily due to $1.5 million higher allocated corporate costs, which included $2.6 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini.

TRS-RenTelco

For the six months ended June 30, 2024, TRS-RenTelco’s total revenues decreased $7.5 million to $66.4 million, compared to the same period in 2023, primarily due to lower rental revenues. Lower gross profit on rental revenues, partly offset by a $1.7 million allocated net gain on the sale of a corporate property, resulted in a 39% decrease in pre-tax income to $6.9 million for the six months ended June 30, 2024, from $11.3 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/24 compared to Six Months Ended 6/30/23 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$50,743	$57,717	$(6,974)	(12)%
Rental related services	1,522	1,547	(25)	(2)%
Rental operations	52,265	59,264	(6,999)	(12)%
Sales	12,657	12,635	22	0%
Other	1,511	2,066	(555)	(27)%
Total revenues	66,433	73,965	(7,532)	(10)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,696	24,701	(2,005)	(8)%
Rental related services	1,236	1,402	(166)	(12)%
Other	9,997	10,703	(706)	(7)%
Total direct costs of rental operations	33,929	36,806	(2,877)	(8)%
Costs of sales	5,658	5,656	2	0%
Total costs of revenues	39,587	42,462	(2,875)	(7)%
Gross Profit
Rental	18,050	22,313	(4,263)	(19)%
Rental related services	286	145	141	97%
Rental operations	18,336	22,458	(4,122)	(18)%
Sales	6,999	6,979	20	0%
Other	1,511	2,066	(555)	(27)%
Total gross profit	26,846	31,503	(4,657)	(15)%
Expenses:
Selling and administrative expenses	17,433	16,577	856	5%
Other income, net	(1,742)	-	(1,742)	nm
Income from operations	11,155	14,926	(3,771)	(25)%
Interest expense allocation	4,121	3,801	(320)	nm
Foreign currency exchange loss (gain)	163	(208)	371	nm
Pre-tax income	$6,871	$11,333	$(4,462)	(39)%
Other Selected Information
Adjusted EBITDA	$36,481	$42,173	$(5,692)	(13)%
Average rental equipment [1]	$369,756	$395,049	$(25,293)	(6)%
Average rental equipment on rent	$208,570	$231,703	$(23,133)	(10)%
Average monthly total yield [2]	2.27%	2.42%		(6)%
Average utilization [3]	56.4%	58.7%		(4)%
Average monthly rental rate [4]	4.05%	4.15%		(2)%
Period end rental equipment [1]	$366,642	$386,828	$(20,186)	(5)%
Period end utilization [3]	55.8%	58.3%		(4)%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2024 decreased $4.7 million, or 15%, to $26.8 million. For the six months ended June 30, 2024 compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $7.0 million, or 12%, depreciation expense decreased $2.0 million, or 8%, and other direct costs decreased by $0.7 million, or 7%, resulting in a 19% decrease in gross profit on rental revenues to $18.1 million. As a percentage of rental revenues, depreciation was 45% and 43% in 2024 and 2023, respectively, and other direct costs were 20% and 19%, in 2024 and 2023, respectively, which resulted in a gross margin percentage of 36% and 39% in 2024 and 2023, respectively. The decrease in rental revenues was primarily due to a 10% reduction in average rental equipment on rent and 2% lower average monthly rental rates in 2024, as compared to 2023.
•
Gross Profit on Sales – Sales revenues were comparable at $12.7 million in 2024. Gross profit on sales was $7.0 million, unchanged from 2023, with a gross margin percentage of 55% in 2024, unchanged from 2023. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2024, selling and administrative expenses increased $0.9 million, or 5%, to $17.4 million. The increase was primarily due to $1.1 million higher allocated corporate expenses, which included $3.6 million in allocated transaction costs attributed to the pending merger with WillScot Mobile Mini.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Income from continuing operations	$20,618	$27,952	$43,466	$39,470	$115,848	$101,577
Provision for income taxes from continuing operations	8,359	9,669	15,406	10,782	42,234	29,654
Interest expense	13,037	9,945	25,741	17,409	48,892	24,937
Depreciation and amortization	26,944	27,368	54,131	53,501	108,548	100,650
EBITDA	68,958	74,934	138,744	121,162	315,522	256,818
Share-based compensation	2,347	1,889	4,556	3,264	9,449	7,228
Transaction costs [3]	12,367	145	21,721	14,292	23,306	18,345
Other income, net [4]	—	—	(9,281)	—	(12,899)	—
Adjusted EBITDA [1]	$83,672	$76,968	$155,740	$138,718	$335,378	$282,391
Adjusted EBITDA margin [2]	39%	38%	38%	38%	38%	39%

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

For the six months ended June 30, 2024, total Adjusted EBITDA from both continuing and discontinued operations was $155.7 million, compared to $142.4 million for the same period in 2023, excluding the gain on sale of the divestiture of Adler Tanks. For the six months ended June 30, 2024 and 2023, the total Adjusted EBITDA from continuing operations was $155.7 million and $138.7 million, respectively. There were no adjusted earnings from discontinued operations during the six months ended June 30, 2024, and total Adjusted EBITDA from discontinued operations of $3.7 million during the comparable period in 2023.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Adjusted EBITDA [1]	$83,672	$76,968	$155,740	$142,400	$335,378	$308,256
Interest paid	(12,210)	(8,985)	(26,394)	(16,802)	(48,195)	(25,756)
Income taxes paid, net of refunds received	5,078	(6,518)	4,599	(6,931)	(80,035)	(17,215)
Gain on sale of used rental equipment	(8,182)	(11,161)	(15,537)	(14,250)	(32,929)	(36,136)
Foreign currency exchange loss	31	18	163	(208)	61	2
Amortization of debt issuance costs	2	2	4	4	8	11
Change in certain assets and liabilities:
Accounts receivable, net	(5,429)	(16,669)	9,989	284	(25,438)	(22,410)
Prepaid expenses and other assets	519	(1,159)	5,817	(8,504)	(15,005)	(14,133)
Accounts payable and other liabilities	3,800	(2,828)	(18,948)	(33,832)	(2,942)	(22,935)
Deferred income	11,928	6,072	23,196	9,290	28,000	14,156
Net cash provided by operating activities	$79,209	$35,740	$138,629	$71,451	$158,903	$183,840

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2024, the actual ratio was 3.08 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2024, the actual ratio was 2.37 to 1.

At June 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2024 compared to the same period in 2023 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $138.6 million in 2024, compared to $71.5 million in 2023. The $67.1 million increase in net cash provided by operating activities was primarily attributable to a $51.1 million change in deferred income taxes, a $13.9 million increase in deferred income and a $10.2 million decrease in accounts receivable, partly offset by a $6.2 million increase in purchased inventories.

Cash Flows from Investing Activities: Net cash used in investing activities was $133.9 million in 2024, down from $300.2 million in 2023. The $166.3 million decrease in net cash used was primarily due to the $456.3 million paid for the business acquisitions of Vesta Modular, Brekke Storage and Dixie Storage acquisitions in 2023, which was partly offset by $268.0 million in proceeds from the sale of discontinued operations during the same period. The net effect of these transactions in 2023 was $188.3 million in net cash used by investing activities.

Cash Flows from Financing Activities: Net cash provided by financing activities was $3.8 million in 2024, compared to $230.0 million in 2023. The $226.2 million change was primarily attributable to reduced borrowings under bank lines of credit and note purchase agreements in 2024, as during 2023 the net borrowings were required for the funding of the Vesta Modular, Brekke Storage and Dixie Storage business acquisitions.

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

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, of which $75.0 million was utilized through the term loan entered on April 23, 2024, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility were used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to approximately $75.0 million.

At June 30, 2024, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $544.3 million was outstanding and had capacity to borrow up to an additional $105.7 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2024, the actual ratio was 3.08 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2024, the actual ratio was 2.37 to 1.

At June 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At June 30, 2024, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At June 30, 2024, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At June 30, 2024, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2024, the actual ratio was 3.08 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2024, the actual ratio was 2.37 to 1.

At June 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. In August 2015, the Company’s Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the “Repurchase Plan”). The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased in the six months ended June 30, 2024 and 2023. As of June 30, 2024, 1,309,805 shares remained authorized for repurchase under the Repurchase Plan.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2023 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the six month period ended June 30, 2024. Refer to our 2023 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2023 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2024. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

On June 20 and 21, 2024, two purported shareholders of the Company commenced separate actions, captioned Smith v. McGrath RentCorp, et al., Index No. 653114/2024, and Taylor v. McGrath RentCorp, et al., Index No. 653148/2024, both in the Supreme Court of the State of New York, County of New York (the “June 2024 Complaints”). The June 2024 Complaints both name the Company and the members of its board of directors as defendants. The June 2024 Complaints assert claims for breach of fiduciary duty in connection with alleged misleading disclosures and misleading omissions in the special proxy statement filed by the Company with the SEC on June 10, 2024. The June 2024 Complaints seek, among other relief, an injunction preventing the parties from consummating the proposed transaction set forth in the Merger Agreement, damages in the event the transaction is consummated, and an award of attorneys’ fees. To the Company’s knowledge, the June 2024 Complaints have not yet been served on any defendant. The Company believes the allegations made in the June 2024 Complaints are without merit and, in the event the June 2024 Complaints are not dismissed as moot as a result of the stockholder vote that occurred on July 11, 2024, the Company will rigorously defend itself at the appropriate time.

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

There can be no assurance that the proposed Transaction will be consummated. The consummation of the proposed Transaction is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the Transaction is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. The Merger Agreement also includes customary termination provisions for both the Company and WillScot Mobile Mini. If we are required to make a termination payment, doing so may materially adversely affect our business, financial condition and results of operations. In addition, McGrath could be subject to litigation related to any failure to complete the Transaction or related to any proceeding to specifically enforce McGrath’s obligation to perform McGrath’s obligations under the Merger Agreement.

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

Under the Merger Agreement, WillScot Mobile Mini and McGrath have agreed to use their respective reasonable best efforts to obtain all consents required to be obtained from any governmental authority that are necessary, proper or advisable to consummate the Transaction. On February 21, 2024, each of McGrath and WillScot Mobile Mini received a second request from the FTC in connection with the FTC’s review of the Transaction, which extends the waiting period until 30 days after both parties have substantially complied with the second request, unless the FTC early terminates the additional waiting period or the parties otherwise agree not to consummate the Transaction for a period of time after substantial compliance. On July 24, 2024, the parties committed to the FTC that they would not close the Transaction prior to September 27, 2024. However, the timeline is not binding on the FTC, which has the option to take alternative actions, including initiating legal proceedings against the parties in relation to the Transaction. McGrath and WillScot Mobile Mini are working with the FTC to complete its investigation as soon as practicable. In addition, McGrath has received civil investigative demands from three state attorneys general inquiring into the transaction. Similarly, McGrath and WillScot Mobile Mini are working with those states to complete their investigations as soon as practicable. However, neither WillScot Mobile Mini nor McGrath is required to agree to or commit to any actions that individually or in the aggregate would, or would reasonably be expected to have, a material adverse effect on WillScot Mobile Mini and its subsidiaries when taken as a whole, or McGrath and its subsidiaries when taken as a whole.

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

In connection with the announcement of the Transaction, as is common in the context of mergers and acquisitions of publicly-traded companies, we (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Transaction, or seeking to have the Transaction rescinded after its consummation. We may also receive demands from shareholders seeking more information or other board action. Defending against such claims, even those without merit, could result in substantial costs and divert management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. Such claims could prevent or delay the consummation of the Transaction, including through an injunction, and result in additional costs to us. The ultimate resolution of any such lawsuit cannot be predicted, and an adverse ruling in any such lawsuit may cause the Transaction to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Transaction. For a discussion of the lawsuits that are currently pending, see Part II, Item 1, "Legal Proceedings" of this Form 10-Q, which is hereby incorporated by reference.

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

At June 30, 2024, we had $382.7 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $5.4 million per year for each 1% increase in the average interest rate we pay based on the $544.3 million balance of variable rate debt outstanding at June 30, 2024. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of June 30, 2024, 60% of our modular and 55% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2024	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer