Form 10-Q
period 2024-09-30
MCGRATH RENTCORP
filed 2024-10-24
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 23, 2024, 24,551,184 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of September 30, 2024, and the related condensed consolidated statements of income, comprehensive income, and shareholders’ equity, for the three-month and nine-month periods ended September 30, 2024 and 2023, cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

October 24, 2024

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Rental	$124,203	$122,686	$365,708	$350,773
Rental related services	47,701	40,492	111,640	101,481
Rental operations	171,904	163,178	477,349	452,254
Sales	92,508	77,115	181,992	148,576
Other	2,346	3,213	7,855	9,424
Total revenues	266,758	243,506	667,196	610,254
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,981	22,069	66,512	66,499
Rental related services	32,439	28,532	78,215	71,625
Other	27,252	28,493	84,182	90,188
Total direct costs of rental operations	81,672	79,094	228,909	228,312
Costs of sales	61,107	52,878	117,625	98,431
Total costs of revenues	142,779	131,972	346,534	326,743
Gross profit	123,979	111,534	320,661	283,511
Expenses:
Selling and administrative expenses	49,297	48,508	148,764	153,032
Other income, net	—	(3,559)	(9,281)	(3,559)
Income from operations	74,682	66,585	181,178	134,038
Interest expense	12,641	11,025	38,383	28,434
Foreign currency exchange (gain) loss	(216)	42	(53)	(166)
Gain on merger termination from WillScot Mobile Mini (Note 1)	(180,000)	—	(180,000)	—
WillScot Mobile Mini transaction costs	39,436	—	61,157	—
Income from continuing operations before provision for income taxes	202,821	55,518	261,691	105,770
Provision for income taxes from continuing operations	53,504	15,152	68,913	25,934
Income from continuing operations	149,317	40,366	192,778	79,836

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	—	—	1,709
Provision for income taxes from discontinued operations	—	—	—	453
Gain on sale of discontinued operations, net of tax	—	—	—	61,513
Income from discontinued operations	—	—	—	62,769

Net income	$149,317	$40,366	$192,778	$142,605

Earnings per share from continuing operations:
Basic	$6.08	$1.65	$7.86	$3.26
Diluted	$6.08	$1.65	$7.85	$3.26
Earnings per share from discontinued operations:
Basic	$—	$—	$—	$2.57
Diluted	$—	$—	$—	$2.56
Earnings per share:
Basic	$6.08	$1.65	$7.86	$5.83
Diluted	$6.08	$1.65	$7.85	$5.81
Shares used in per share calculation:
Basic	24,551	24,487	24,538	24,461
Diluted	24,567	24,525	24,564	24,527
Cash dividends declared per share	$0.475	$0.465	$1.425	$1.395

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$149,317	$40,366	$192,778	$142,605
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	(135)	11	(57)	36
Comprehensive income	$149,182	$40,377	$192,721	$142,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2024	2023
Assets
Cash	$4,056	$877
Accounts receivable, net of allowance for credit losses of $2,866 at September 30, 2024 and $2,801 at December 31, 2023	224,529	227,368
Rental equipment, at cost:
Relocatable modular buildings	1,398,422	1,291,093
Portable storage containers	241,620	236,123
Electronic test equipment	356,979	377,587
	1,997,021	1,904,803
Less: accumulated depreciation	(605,339)	(575,480)
Rental equipment, net	1,391,682	1,329,323
Property, plant and equipment, net	195,593	169,114
Inventories	22,285	15,425
Prepaid expenses and other assets	67,376	87,364
Intangible assets, net	56,891	64,588
Goodwill	323,224	323,224
Total assets	$2,285,636	$2,217,283
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$608,562	$762,975
Accounts payable	76,240	58,760
Accrued liabilities	109,367	108,763
Deferred income	123,925	111,428
Deferred income taxes, net	273,482	241,555
Total liabilities	1,191,576	1,283,481
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,551 shares as of September 30, 2024 and 24,496 shares as of December 31, 2023	113,989	111,122
Retained earnings	980,244	822,796
Accumulated other comprehensive loss	(173)	(116)
Total shareholders’ equity	1,094,060	933,802
Total liabilities and shareholders’ equity	$2,285,636	$2,217,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	$933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020
Net income	—	—	20,618	—	20,618
Share-based compensation	—	2,347	—	—	2,347
Common stock issued under stock plans, net of shares withheld for employee taxes	9	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,763)	—	(11,763)
Other comprehensive income	—	—	—	11	11
Balance at June 30, 2024	24,550	$111,596	$842,675	$(38)	$954,233
Net income	—	—	149,317	—	149,317
Share-based compensation	—	2,393	—	—	2,393
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,748)	—	(11,748)
Other comprehensive loss	—	—	—	(135)	(135)
Balance at September 30, 2024	24,551	$113,989	$980,244	$(173)	$1,094,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	71,657	—	71,657
Share-based compensation	—	1,493	—	—	1,493
Common stock issued under stock plans, net of shares withheld for employee taxes	78	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,086)	—	—	(6,086)
Dividends accrued of $0.465 per share	—	—	(11,453)	—	(11,453)
Other comprehensive loss	—	—	—	(18)	(18)
Balance at March 31, 2023	24,466	$105,487	$754,147	$(96)	$859,538
Net income	—	—	30,582	—	30,582
Share-based compensation	—	1,889	—	—	1,889
Common stock issued under stock plans, net of shares withheld for employee taxes	19	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(14)	—	—	(14)
Dividends accrued of $0.465 per share	—	—	(11,469)	—	(11,469)
Other comprehensive income	—	—	—	43	43
Balance at June 30, 2023	24,485	$107,362	$773,260	$(53)	$880,569
Net income	—	—	40,366	—	40,366
Share-based compensation	—	1,891	—	—	1,891
Common stock issued under stock plans, net of shares withheld for employee taxes	4	—	—	—	—
Dividends accrued of $0.465 per share	—	—	(11,465)	—	(11,465)
Other comprehensive income	—	—	—	11	11
Balance at September 30, 2023	24,489	$109,253	$802,161	$(42)	$911,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$192,778	$142,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,824	81,842
Deferred income taxes	31,927	(30,018)
Provision for credit losses	1,437	1,794
Share-based compensation	6,949	5,273
Gain on sale of property, plant and equipment	(9,281)	(3,559)
Gain on sale of discontinued operations	—	(61,513)
Gain on sale of used rental equipment	(25,185)	(22,964)
Foreign currency exchange gain	(53)	(166)
Amortization of debt issuance costs	6	6
Change in:
Accounts receivable	1,402	(27,733)
Inventories	(6,860)	(1,988)
Prepaid expenses and other assets	19,988	(5,402)
Accounts payable	30,562	22,513
Accrued liabilities	605	10,305
Deferred income	12,497	7,908
Net cash provided by operating activities	337,596	118,903
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	268,012
Purchases of rental equipment	(167,269)	(171,322)
Purchases of property, plant and equipment	(36,070)	(16,448)
Cash paid for acquisition of businesses	—	(458,315)
Cash paid for acquisition of business assets	—	(3,474)
Proceeds from sales of used rental equipment	50,270	49,405
Proceeds from sales of property, plant and equipment	12,251	595
Net cash used in investing activities	(140,818)	(331,547)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(154,420)	178,892
Borrowings under term note agreement	—	75,000
Taxes paid related to net share settlement of stock awards	(4,082)	(6,100)
Payment of dividends	(35,097)	(34,168)
Net cash (used in) provided by financing activities	(193,599)	213,624
Effect of foreign currency exchange rate changes on cash	—	9
Net increase in cash	3,179	989
Cash balance, beginning of period	877	957
Cash balance, end of period	$4,056	$1,946
Supplemental Disclosure of Cash Flow Information:
Gain on merger termination, net of transaction costs, presented under net cash provided by operating activities	$118,843	$—
Interest paid, during the period	$40,338	$27,818
Net income taxes (refunded) paid, during the period	$(3,826)	$9,547
Dividends accrued during the period, not yet paid	$12,241	$12,014
Rental equipment acquisitions, not yet paid	$3,333	$5,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and nine months ended September 30, 2024, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 21, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”).

Mutual decision to terminate Merger Agreement with WillScot Mobile Mini Holdings Corp.

As previously disclosed, on January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with WillScot Mobile Mini Holdings Corp., a Delaware corporation ("WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini, and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini. On September 17, 2024, the Company and WillScot Mobile Mini mutually agreed to terminate the Merger Agreement, effective upon WillScot Mobile Mini's cash payment of $180.0 million to the Company, which was received on September 20, 2024.

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated Merger Agreement during the three and nine months ended September 30, 2024, were $39.4 million and $61.2 million, respectively. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $118.8 million during the nine months ended September 30, 2024. The Company determined that the transaction costs incurred on the terminated Merger Agreement were significant and required separate presentation on the Company's condensed consolidated statements of income for the three and nine-months ended September 30, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses. Transaction costs incurred by the Company of $21.7 million and $9.4 million for the six-months ended June 30, 2024, and three-months ended March 31, 2024, respectively, have been reclassified from Selling and administrative expenses and reported separately on the condensed consolidated statements of income as non-operating expenses.

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

The following tables summarize the purchase price allocations reflecting estimated fair values of assets acquired and liabilities assumed in the Vesta Modular, Brekke Storage and Dixie Storage business acquisitions, with excess amounts allocated to goodwill. The assets acquired and liabilities assumed were based upon their fair values on the closing date. The valuation of intangible assets acquired is based on certain valuation assumptions including cash flow projections, discount rates, contributory asset charges and other valuation model inputs. The valuation of tangible long-lived assets acquired is dependent upon various analyses including an analysis of the condition and estimated remaining economic lives of the assets acquired.

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

The following table reports the actual results of the Company for the nine months ended September 30, 2024, and the unaudited pro forma financial information for the nine months ended September 30, 2023. The pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the period presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the nine months ended September 30, 2023, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Nine months ended September 30,
(dollar amounts in thousands, except for per share amounts)	2024	2023
	(Actual)	(Pro Forma)
Pro-forma total revenues	$667,196	$617,897
Pro-forma net income	$192,778	$79,540
Pro-forma basic earnings per share	$7.86	$3.25
Pro-forma diluted earnings per share	$7.85	$3.25

Vesta Modular
Actual total revenues		$82,186
Actual net income		$17,627
Actual basic earnings per share		$0.72
Actual diluted earnings per share		$0.72

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

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the condensed consolidated statements of income for the nine months ended September 30, 2023:

(dollar amounts in thousands)	Nine Months Ended September 30,
2023
Revenues
Rental	$6,520
Rental related services	2,584
Rental operations	9,104
Sales	269
Other	65
Total revenues	9,438
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325
Rental related services	2,020
Other	1,270
Total direct costs of rental operations	4,614
Costs of sales	159
Total costs of revenues	4,773
Gross Profit
Rental	3,926
Rental related services	564
Rental operations	4,490
Sales	110
Other	65
Total gross profit	4,665
Expenses:
Selling and administrative expenses	2,582
Income from operations	2,083
Interest expense allocation	374
Income from discontinued operations before provision for income taxes	1,709
Provision for income taxes from discontinued operations	453
Income from discontinued operations	$1,256

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

For the nine months ended September 30, 2023, significant operating and investing items related to Adler Tanks were as follows:

September 30,
(in thousands)	2023
Operating activities of discontinued operations:
Depreciation and amortization	$1,457
Gain on sale of used rental equipment	(111)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269
Purchases of rental equipment	(25)
Purchases of property, plant and equipment	(40)

The following table presents the reconciliation of income from discontinued operations to Adjusted EBITDA for the nine months ended September 30, 2023:

September 30,
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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $49.1 million and $40.7 million at September 30, 2024 and December 31, 2023, respectively. Sales revenues totaling $10.6 million and $26.3 million were recognized during the three and nine months ended September 30, 2024, respectively, which were included in the contract liability balance at December 31, 2023. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $16.7 million and $8.7 million at September 30, 2024 and December 31, 2023, respectively. The Company did not recognize any material contract asset impairments during the periods ended September 30, 2024 and December 31, 2023, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of September 30, 2024, approximately $67.1 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. For the three and nine months ended September 30, 2024, approximately $96.9 million and $198.9 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and approximately $16.6 million and $28.2 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the nine months ended September 30, 2024, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $2.4 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.7 million in 2025, $0.5 million in 2026, and $0.2 million in 2027. The Company’s assessment of current expected losses on these receivables was immaterial and therefore no credit loss expense was provided as of the nine months ended September 30, 2024. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and nine months ended September 30, 2024, the Company’s lease revenues were $153.3 million and $440.1 million, respectively, consisting of $152.7 million and $438.5 million of operating lease revenues, respectively, and $0.5 million and $1.6 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and nine months ended September 30, 2024 include $0.4 million and $1.3 million of sales revenues, respectively, and $0.1 million and $0.3 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended September 30,
2024
Leasing	$109,249	$17,486	$26,524	$—	$153,259
Non-lease:
Rental related services	16,131	4,127	755	—	21,013
Sales	65,994	1,411	7,169	17,499	92,073
Other	33	27	353	—	413
Total non-lease	82,158	5,565	8,277	17,499	113,499
Total revenues	$191,407	$23,051	$34,801	$17,499	$266,758

2023
Leasing	$93,676	$20,279	$29,711	$—	$143,666
Non-lease:
Rental related services	13,224	5,027	664	—	18,915
Sales	57,723	1,144	8,341	9,515	76,723
Other	3,782	27	393	—	4,202
Total non-lease	74,729	6,198	9,398	9,515	99,840
Total revenues	$168,405	$26,477	$39,109	$9,515	$243,506

Nine Months Ended September 30,
2024
Leasing	$306,003	$54,881	$79,180	$—	$440,064
Non-lease:
Rental related services	27,130	12,865	2,087	—	42,082
Sales	127,250	3,889	18,926	30,591	180,656
Other	3,153	200	1,041	—	4,394
Total non-lease	157,533	16,954	22,054	30,591	227,132
Total revenues	$463,536	$71,835	$101,234	$30,591	$667,196

2023
Leasing	$267,242	$56,791	$90,388	$—	$414,421
Non-lease:
Rental related services	26,693	14,440	1,952	—	43,085
Sales	112,937	2,891	19,545	11,379	146,752
Other	4,737	70	1,189	—	5,996
Total non-lease	144,367	17,401	22,686	11,379	195,833
Total revenues	$411,609	$74,192	$113,074	$11,379	$610,254

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Weighted-average number of shares of common stock for calculating basic earnings per share	24,551	24,487	24,538	24,461
Effect of potentially dilutive securities from equity-based compensation	16	38	26	66
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,567	24,525	24,564	24,527

There were no anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024, and 1,800 anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2023.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

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

(dollar amounts in thousands)	September 30,	December 31,
	2024	2023
Raw materials	$3,500	$3,806
Work-in-process	18,785	11,619
Inventories	$22,285	$15,425

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2024
Customer relationships	8 to 11	7.1	$73,217	$(23,009)	$50,208
Non-compete agreements	5	3.0	10,556	(4,719)	5,837
Trade name	0.75 to 8	4.5	2,000	(1,325)	675
Total amortizing			85,773	(29,053)	56,720
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(29,053)	$56,891

December 31, 2023
Customer relationships	8 to 11	7.8	$73,217	$(17,003)	$56,214
Non-compete agreements	5	3.7	10,556	(3,141)	7,415
Trade name	0.75 to 8	5.3	2,000	(1,212)	788
Total amortizing			85,773	(21,356)	64,417
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(21,356)	$64,588

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2023, with no indicators of impairment. In addition, no impairment triggering events occurred during the nine months ended September 30, 2024, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the nine months ended September 30, 2024 and 2023, was $7.7 million and $7.8 million, respectively. Based on the carrying values at September 30, 2024, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $2.6 million for the remainder of fiscal year 2024, $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027, $8.2 million in 2028 and $4.7 million in 2029.

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

At September 30, 2024, the Company was comprised of four reportable segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment ("Portable Storage"); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). The operations of each of these segments are described in Part I – Item 1, “Business,” and the accounting policies of the segments are described in “Note 1 – Summary of Significant Accounting Policies” in the Company’s 2023 Annual Report. Management focuses on several key measures to evaluate and assess each segment’s performance, including rental revenue growth, gross profit and gross margins, income from operations and income before provision for income taxes. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, intangible assets, accounts receivable, deferred income and customer security deposits. During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement with WillScot Mobile Mini were significant and required separate presentation. For the three and nine-months ended September 30, 2024, the Company has reported the terminated Merger Agreement transaction costs in the Corporate segment and excluded such costs from Selling and administrative expenses. The Company does not report total assets by business segment. Summarized financial information for the nine months ended September 30, 2024 and 2023 for the Company’s reportable segments are shown in the following table:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex [1]	Corporate (Unallocated)	Consolidated
Nine Months Ended September 30,
2024
Rental revenues	$236,040	$53,270	$76,398	$ —	$—	$365,708
Rental related services revenues	95,450	13,768	2,422	—	—	111,640
Sales and other revenues	132,046	4,796	22,414	30,591	—	189,847
Total revenues	463,536	71,835	101,234	30,591	—	667,196
Depreciation of rental equipment	29,994	2,971	33,547	—	—	66,512
Gross profit	222,901	48,939	40,939	7,882	—	320,661
Selling and administrative expenses	100,882	22,064	20,450	5,368	—	148,764
Other income	(6,220)	(1,319)	(1,742)	—	—	(9,281)
Income from operations	128,239	28,194	22,231	2,514	—	181,178
Interest expense (income) allocation	29,951	4,255	6,070	(1,893)	—	38,383
Gain on merger termination from WillScot Mobile Mini [3]	—	—	—	—	(180,000)	(180,000)
WillScot Mobile Mini transaction costs [4]	—	—	—	—	61,157	61,157
Income before provision for income taxes	98,288	23,939	16,214	4,407	118,843	261,691
Rental equipment acquisitions	129,837	7,818	16,295	—	—	153,950
Accounts receivable, net (period end)	182,617	10,481	19,642	11,789	—	224,529
Rental equipment, at cost (period end)	1,398,422	241,620	356,979	—	—	1,997,021
Rental equipment, net book value (period end)	1,051,703	220,139	119,840	—	—	1,391,682
Utilization (period end) [2]	76.5%	62.0%	59.0%
Average utilization [2]	78.0%	66.1%	56.8%
2023
Rental revenues	$209,622	$54,776	$86,375	$ —	$—	$350,773
Rental related services revenues	83,799	15,359	2,323	—	—	101,481
Sales and other revenues	118,188	4,057	24,376	11,379	—	158,000
Total revenues	411,609	74,192	113,074	11,379	—	610,254
Depreciation of rental equipment	27,196	2,570	36,733	—	—	66,499
Gross profit	183,682	50,288	47,184	2,357	—	283,511
Selling and administrative expenses	101,360	23,282	23,576	4,814	—	153,032
Other income	(2,290)	(450)	(819)	—	—	(3,559)
Income (loss) from operations	84,612	27,456	24,427	(2,457)	—	134,038
Interest expense (income) allocation	20,607	3,522	6,008	(1,703)	—	28,434
Income (loss) before provision for income taxes	64,005	23,934	18,585	(754)	—	105,770
Rental equipment acquisitions	121,751	20,316	21,801	—	—	163,868
Accounts receivable, net (period end)	170,247	16,107	29,086	8,829	—	224,269
Rental equipment, at cost (period end)	1,245,462	228,897	383,006	—	—	1,857,365
Rental equipment, net book value (period end)	929,776	211,418	150,674	—	—	1,291,868
Utilization (period end) [2]	80.2%	77.2%	60.3%
Average utilization [2]	79.7%	78.4%	59.0%

1.
Gross Enviroplex sales revenues were $30,593 and $16,401 for the nine months ended September 30, 2024 and 2023, respectively. There were $2 and $218 of inter-segment sales to Mobile Modular in the nine months ended September 30, 2024 and 2023, respectively, which required elimination in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding accessory equipment, and new equipment inventory. The Average utilization for the period is calculated using the average costs of rental equipment.
3.
During the period ended September 30, 2024, the Company received $180 million in cash proceeds attributed to the mutual decision to terminate the Merger Agreement. These proceeds are reported as non-operating income on the Company's Condensed Consolidated Statements of Income and are reported in the Company's Corporate segment.
4.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company has separately reported these transaction costs in the Company's Corporate segment and excluded such costs from Selling and administrative expenses. The total transaction costs excluded from Selling and administrative expenses for the six months ended June 30, 2024, and the three months ended March 31, 2024, for Mobile Modular, Portable Storage and TRS-RenTelco was $15.5 million, $2.6 million and $3.6 million, respectively, and $6.5 million, $1.2 million and $1.7 million, respectively.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2024 and 2023. Revenues from foreign country customers accounted for 2% and 3% of the Company’s total revenues for the same periods, respectively.

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

In the nine months ended September 30, 2024, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 69%, 17%, 11% and 3% of the Company’s income from continuing operations before provision for taxes (the equivalent of “pretax income”), respectively, compared to 60%, 23%, 18% and negative 1% for the same period in 2023.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 71% and 74% of consolidated revenues from continuing operations in the nine months ended September 30, 2024 and 2023, respectively. Of the total continuing rental operations revenues for the nine months ended September 30, 2024, Mobile Modular, Portable Storage and TRS-RenTelco comprised 69%, 14% and 17%, respectively, compared to 64%, 16% and 20%, respectively, in the same period of 2023. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2024 and 2023, sales and other revenues of modular, container and electronic test equipment comprised approximately 29% and 26% of the Company’s consolidated revenues from continuing operations, respectively. Of the total sales and other revenues from continuing operations for the nine months ended September 30, 2024 and 2023, Mobile Modular and Enviroplex together comprised 85% and 82%, respectively, Portable Storage comprised 3% in both periods, and TRS-RenTelco comprised 12% and 16%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include share-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. Transaction costs incurred by the Company attributed to the terminated Merger Agreement with WillScot Mobile Mini were considered non-operating and excluded from Selling and administrative expenses. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurances as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

Mutual Decision to Terminate Merger Agreement with WillScot Mobile Mini

As previously disclosed, on January 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with WillScot Mobile Mini Holdings Corp., a Delaware corporation ("WillScot Mobile Mini”), Brunello Merger Sub I, Inc., a California corporation and a direct wholly owned subsidiary of WillScot Mobile Mini, and Brunello Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of WillScot Mobile Mini. On September 17, 2024, the Company and WillScot Mobile Mini agreed to terminate the Merger Agreement effective upon WillScot Mobile Mini's cash payment of $180.0 million to the Company, which was received on September 20, 2024.

Dividends

On September 9, 2024, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.475 per common share for the quarter ended September 30, 2024, an increase of 2% over the prior year’s comparable quarter.

Results of Operations

Three Months Ended September 30, 2024 Compared to

Three Months Ended September 30, 2023

Overview

Consolidated revenues for the three months ended September 30, 2024, increased 10% to $266.8 million, from $243.5 million for the same period in 2023. Consolidated net income for the three months ended September 30, 2024, increased $109.0 to $149.3 million, from $40.4 million for the same period in 2023. Earnings per diluted share for the three months ended September 30, 2024, increased by $4.43 to $6.08, compared to $1.65 for the same period in 2023. The increase in consolidated net income and earnings per diluted share during the period was primarily attributed to the $180.0 million gain on merger termination, partly offset by $39.4 million in transaction costs attributed to the terminated Merger Agreement, net of provision for income taxes. Excluding the gain and transaction costs attributed to the merger termination in the current year, the Company's net income increased by approximately $5.5 million, or 14%, to $45.9 million, and diluted earnings per share increased $0.22, or 13%, to $1.87.

There was no revenue, income or earnings per share from discontinued operations for the three months ended September 30, 2024 and 2023.

For the three months ended September 30, 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $12.4 million, or 11%, to $124.0 million in 2024. Mobile Modular’s gross profit increased $13.8 million, or 18%, primarily due to higher gross profit on rental, sales and rental related services revenues. Portable Storage's gross profit decreased $2.2 million, or 13%, primarily due to lower gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit decreased $1.6 million, or 10%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit increased $2.5 million, due to higher sales revenue and an increase in sales margins in 2024.
•
Selling and administrative expenses increased 2% to $49.3 million. During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant and required separate presentation on the condensed consolidated statements of income. Due to this determination, the Company has excluded the transaction costs incurred by the Company from Selling and administrative expenses for all reportable business segments for the period ended September 30, 2024.
•
Interest expense increased $1.6 million to $12.6 million, which was primarily attributed to $86.2 million higher average debt levels of the Company and a higher effective interest rate in 2024 of 6.63%, compared to 6.52% for the same period in 2023. The 13% increase in average debt when compared to 2023 was primarily the result of the funding of rental equipment purchases and transaction costs regarding the terminated merger with WillScot Mobile Mini.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 71%, 12% and 9%, respectively, compared to 70%, 15% and 13%, respectively, for the comparable 2023 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 5% and 2% in 2024 and 2023, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.4% and 27.3%, for the quarters ended September 30, 2024 and 2023, respectively.
•
Adjusted EBITDA increased $12.2 million, or 13%, to $104.0 million in 2024.

Mobile Modular

For the three months ended September 30, 2024, Mobile Modular’s total revenues increased $23.0 million, or 14%, to $191.4 million compared to the same period in 2023, primarily due to higher sales, rental related services and rental revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, partly offset by $2.2 million higher selling and administrative expenses, resulted in a $6.9 million increase in pre-tax income to $45.8 million for the three months ended September 30, 2024, from $38.9 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/24 compared to Three Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$81,508	$74,796	$6,712	9%
Rental related services	42,396	34,429	7,967	23%
Rental operations	123,904	109,225	14,679	13%
Sales	65,994	57,723	8,271	14%
Other	1,509	1,908	(399)	(21)%
Total revenues	191,407	168,856	22,551	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,124	9,123	1,001	11%
Rental related services	27,366	23,033	4,333	19%
Other	20,549	21,222	(673)	(3)%
Total direct costs of rental operations	58,039	53,378	4,661	9%
Costs of sales	43,595	39,039	4,556	12%
Total costs of revenues	101,634	92,417	9,217	10%
Gross Profit
Rental	50,835	44,451	6,384	14%
Rental related services	15,030	11,395	3,635	32%
Rental operations	65,865	55,846	10,019	18%
Sales	22,399	18,684	3,715	20%
Other	1,509	1,908	(399)	(21)%
Total gross profit	89,773	76,438	13,335	17%
Expenses:
Selling and administrative expenses [5]	34,028	31,813	2,215	7%
Other income, net	—	(2,290)	(2,290)	nm
Income from operations	55,745	46,915	8,830	19%
Interest expense allocation	9,979	8,014	1,965	25%
Pre-tax income	$45,766	$38,901	$6,865	18%
Other Selected Information
Adjusted EBITDA	$71,420	$58,166	$13,254	23%
Average rental equipment [1]	$1,240,950	$1,137,675	$103,275	9%
Average rental equipment on rent	$956,245	$909,377	$46,868	5%
Average monthly total yield [2]	2.19%	2.19%		—
Average utilization [3]	77.1%	79.9%		(4)%
Average monthly rental rate [4]	2.84%	2.74%		4%
Period end rental equipment [1]	$1,259,179	$1,145,377	$113,802	10%
Period end utilization [3]	76.5%	80.2%		(5)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $29.5 million in transaction costs from Selling and administrative expenses in 2024, and reported such expenses separately under the Corporate segment.

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended September 30, 2024, increased $13.3 million, or 17%, to $89.8 million. For the three months ended September 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $6.7 million, or 9%, due to 5% higher average rental equipment on rent and 4% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 12% in both 2024 and 2023, and other direct costs were 25% in 2024 and 29% in 2023, which resulted in gross margin percentages of 62% in 2024, compared to 59% in 2023. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $6.4 million, or 14%, to $50.8 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $8.0 million, or 23%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues coupled with higher gross margin percentage of 35% in 2024, compared to 33% in 2023, resulted in rental related services gross profit increasing $3.6 million, or 32%, to $15.0 million in 2024.
•
Gross Profit on Sales – Sales revenues increased $8.3 million, or 14%, compared to 2023, due to higher new equipment sales. The higher gross margin percentage of 34% in 2024 compared to 32% in 2023, together with higher sales revenue, resulted in gross profit on sales increasing $3.7 million, or 20%, to $22.4 million. The higher gross profit on sales in 2024 was primarily due to higher new equipment sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended September 30, 2024, selling and administrative expenses increased $2.2 million, or 7%, to $34.0 million.

Portable Storage

For the three months ended September 30, 2024, Portable Storage’s total revenues decreased $3.0 million, or 11%, to $23.1 million compared to the same period in 2023, primarily due to lower rental and rental related services revenues. Lower gross profit on rental and rental related services revenues, partly offset by lower selling and administrative expenses, resulted in a decrease in pre-tax income of $1.0 million, or 12%, to $7.4 million in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 9/30/24 compared to Three Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$17,040	$19,232	$(2,192)	(11)%
Rental related services	4,405	5,287	(882)	(17)%
Rental operations	21,445	24,519	(3,074)	(13)%
Sales	1,411	1,144	267	23%
Other	195	363	(168)	nm
Total revenues	23,051	26,026	(2,975)	(11)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,006	914	92	10%
Rental related services	4,280	4,894	(614)	(13)%
Other	1,327	2,131	(804)	(38)%
Total direct costs of rental operations	6,613	7,939	(1,326)	(17)%
Costs of sales	906	782	124	16%
Total costs of revenues	7,519	8,721	(1,202)	(14)%
Gross Profit
Rental	14,707	16,187	(1,480)	(9)%
Rental related services	125	394	(269)	(68)%
Rental operations	14,832	16,581	(1,749)	(11)%
Sales	505	362	143	40%
Other	195	363	(168)	nm
Total gross profit	15,532	17,306	(1,774)	(10)%
Expenses:
Selling and administrative expenses [5]	6,790	8,019	(1,229)	(15)%
Other income, net	—	(450)	(450)	nm
Income from operations	8,742	9,737	(995)	(10)%
Interest expense allocation	1,388	1,397	(9)	(1)%
Pre-tax income	$7,354	$8,340	$(986)	(12)%
Other Selected Information
Adjusted EBITDA	$10,796	$12,047	$(1,251)	(10)%
Average rental equipment [1]	$229,231	$212,888	$16,343	8%
Average rental equipment on rent	$144,000	$162,869	$(18,869)	(12)%
Average monthly total yield [2]	2.48%	3.01%		(18)%
Average utilization [3]	62.8%	76.5%		(18)%
Average monthly rental rate [4]	3.94%	3.94%		0%
Period end rental equipment [1]	$230,261	$216,132	$14,129	7%
Period end utilization [3]	62.0%	77.2%		(20)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $3.5 million in transaction costs from Selling and administrative expenses in 2024, and reported such expenses separately under the Corporate segment.

nm = Not meaningful

Portable Storage’s gross profit for the three months ended September 30, 2024, decreased $1.8 million, or 10%, to $15.5 million. For the three months ended September 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $2.2 million, or 11%, due to 12% lower average rental equipment on rent. As a percentage of rental revenues, depreciation was 6% and 5% in 2024 and 2023, respectively, and other direct costs were 8% and 11% in 2024 and 2023, respectively, which resulted in gross margin percentage of 86% in 2024 and 84% in 2023. The lower rental revenues and higher rental margins resulted in gross profit on rental revenues decreasing $1.5 million, or 9%, to $14.7 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues was $4.4 million, compared to $5.3 million during the same period in 2023. The gross margin on rental related services revenues was 3% in 2024, compared to 7% in 2023. The lower revenues coupled with lower gross margins in 2024, resulted in rental related services gross profit decreasing $0.3 million, when compared to 2023.
•
Gross Profit on Sales– Sales revenues increased $0.3 million to $1.4 million, primarily due to higher used equipment sales. The higher sales revenues and increased gross margins of 36% in 2024, compared to 32% in 2023, resulted in sales gross profit increasing $0.1 million, or 40%, to $0.5 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2024, Portable Storage’s selling and administrative expenses decreased $1.2 million, or 15%, to $6.8 million.

TRS-RenTelco

For the three months ended September 30, 2024, TRS-RenTelco’s total revenues decreased $4.3 million to $34.8 million, compared to the same period in 2023, primarily due to lower rental and sales revenues. Lower gross profit on rental revenues, partly offset by higher gross profit on sales and lower selling and administrative expenses, resulted in a 21% decrease in pre-tax income to $5.7 million for the three months ended September 30, 2024, from $7.3 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/24 compared to Three Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$25,655	$28,658	$(3,003)	(10)%
Rental related services	900	776	124	16%
Rental operations	26,555	29,434	(2,879)	(10)%
Sales	7,604	8,733	(1,129)	(13)%
Other	642	942	(300)	(32)%
Total revenues	34,801	39,109	(4,308)	(11)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,851	12,032	(1,181)	(10)%
Rental related services	793	605	188	31%
Other	5,376	5,140	236	5%
Total direct costs of rental operations	17,020	17,777	(757)	(4)%
Costs of sales	3,688	5,651	(1,963)	(35)%
Total costs of revenues	20,708	23,428	(2,720)	(12)%
Gross Profit
Rental	9,428	11,486	(2,058)	(18)%
Rental related services	107	171	(64)	(37)%
Rental operations	9,535	11,657	(2,122)	(18)%
Sales	3,916	3,082	834	27%
Other	642	942	(300)	(32)%
Total gross profit	14,093	15,681	(1,588)	(10)%
Expenses:
Selling and administrative expenses [5]	6,627	6,999	(372)	(5)%
Other income, net	—	(819)	(819)	nm
Income from operations	7,466	9,501	(2,035)	(21)%
Interest expense allocation	1,949	2,207	(258)	(12)%
Foreign currency exchange (gain) loss	(216)	42	258	nm
Pre-tax income	$5,733	$7,252	$(1,519)	(21)%
Other Selected Information
Adjusted EBITDA	$18,945	$21,039	$(2,094)	(10)%
Average rental equipment [1]	$362,431	$385,353	$(22,922)	(6)%
Average rental equipment on rent	$207,788	$229,062	$(21,274)	(9)%
Average monthly total yield [2]	2.36%	2.46%		(4)%
Average utilization [3]	57.3%	59.4%		(4)%
Average monthly rental rate [4]	4.12%	4.17%		(1)%
Period end rental equipment [1]	$354,183	$383,952	$(29,769)	(8)%
Period end utilization [3]	59.0%	60.3%		(2)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $6.4 million in transaction costs from Selling and administrative expenses in 2024, and reported such expenses separately under the Corporate segment.

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2024 decreased $1.6 million, or 10%, to $14.1 million. For the three months ended September 30, 2024 compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.0 million, or 10%, depreciation expense decreased $1.2 million, or 10%, and other direct costs increased by $0.3 million, or 5%, resulting in a 18% decrease in gross profit on rental revenues to $9.4 million. As a percentage of rental revenues, depreciation was 42% in both 2024 and 2023 and other direct costs were 21% and 18%, in 2024 and 2023, respectively, which resulted in a gross margin percentage of 37% and 40% in 2024 and 2023, respectively. The decrease in rental revenues was primarily due to a 9% reduction in average rental equipment on rent and 1% lower average monthly rental rates in 2024, as compared to 2023.
•
Gross Profit on Sales – Sales revenues decreased $1.1 million, or 13%, to $7.6 million in 2024. Gross profit on sales increased $0.8 million, or 27%, to $3.9 million, with a higher gross margin percentage of 52% in 2024, compared to 35% in 2023. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2024, selling and administrative expenses decreased $0.4 million, or 5%, to $6.6 million.

Nine Months Ended September 30, 2024 Compared to

Nine Months Ended September 30, 2023

Overview

Consolidated revenues for the nine months ended September 30, 2024, increased 9% to $667.2 million, from $610.3 million for the same period in 2023. Consolidated net income for the nine months ended September 30, 2024, increased $50.2 million to $192.8 million, from $142.6 million for the same period in 2023. Earnings per diluted share for the nine months ended September 30, 2024, increased by $2.04 to $7.85, compared to $5.81 for the same period in 2023. The increase in consolidated net income and earnings per diluted share during the period was primarily attributed to the $180.0 million gain on merger termination, partly offset by $61.2 million in transaction costs attributed to the terminated merger agreement. Excluding the gain and transaction costs attributed to the merger termination in the current year and the gain on sale of discontinued operations in 2023, the Company's net income increased by approximately $25.4 million, or 32%, to $105.2 million, and diluted earnings per share increased $1.03, or 32%, to $4.28.

There were no revenues from discontinued operations for the nine months ended September 30, 2024, compared to $9.4 million for the same period in 2023. There was no income or earnings per diluted share from discontinued operations for the nine months ended September 30, 2024. Income from discontinued operations for the same period in 2023 was $62.8 million, which included the $61.5 million net gain on sale of discontinued operations, and earnings per diluted share from discontinued operations for the nine months ended September 30, 2023 was $2.56. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 of the condensed consolidated financial statements.

For the nine months ended September 30, 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $37.2 million, or 13%, to $320.7 million in 2024. Mobile Modular’s gross profit increased $39.7 million, or 22%, largely due to higher gross profit on rental, sales and rental related services revenues. Portable Storage's gross profit decreased $1.8 million, or 4%, primarily due to lower gross profit on rental related services and rental revenues. TRS-RenTelco’s gross profit decreased $6.2 million, or 13%, primarily due to lower gross profit on rental revenues. Enviroplex’s gross profit increased $5.5 million, due to higher sales revenue and an increase in sales margins in 2024.
•
Selling and administrative expenses decreased $4.3 million to $148.8 million, primarily due to $14.3 million in transaction costs incurred by the Company in 2023, attributed to the acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing, and the divestiture of Adler Tanks, partly offset by an increase in employee salaries and benefit costs of $5.1 million in 2024. During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant and required separate presentation on the condensed consolidated statements of income. Due to this determination, the Company has excluded the transaction costs incurred by the Company from Selling and administrative expenses for all reportable business segments for the nine-months ended September 30, 2024.
•
Interest expense increased $9.9 million to $38.4 million, which was primarily attributed to $138.7 million higher average debt levels of the Company and a higher effective interest rate in 2024 of 6.60%, compared to 5.96% for the same period in 2023. The 22% increase in average debt when compared to 2023 was primarily the result of the funding of rental equipment purchases, taxes paid attributed to the gain on sale of discontinued operations and transaction costs regarding the terminated merger with WillScot Mobile Mini.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 69%, 17% and 11%, respectively, compared to 60%, 23% and 18%, respectively, for the comparable 2023 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 3% and negative 1% in 2024 and 2023, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.3% and 24.5%, for the periods ended September 30, 2024 and 2023, respectively. The increase in effective tax rate during the current period was largely attributed to increased business activity in higher tax rate states.
•
Adjusted EBITDA increased $29.2 million, or 13%, to $259.7 million in 2024.

Mobile Modular

For the nine months ended September 30, 2024, Mobile Modular’s total revenues increased $51.9 million, or 13%, to $463.5 million compared to the same period in 2023, primarily due to higher rental, sales and rental related services revenues. The revenue increase, together with higher gross profit on rental, sales and rental related services revenues, and a $6.2 million allocated net gain on the sale of a corporate property, resulted in a $34.3 million increase in pre-tax income to $98.3 million for the nine months ended September 30, 2024, from $64.0 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/24 compared to Nine Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$236,040	$209,622	$26,418	13%
Rental related services	95,450	83,799	11,651	14%
Rental operations	331,490	293,421	38,069	13%
Sales	127,251	112,939	14,312	13%
Other	4,795	5,249	(454)	(9)%
Total revenues	463,536	411,609	51,927	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	29,994	27,196	2,798	10%
Rental related services	62,974	55,702	7,272	13%
Other	64,487	68,726	(4,239)	(6)%
Total direct costs of rental operations	157,455	151,624	5,831	4%
Costs of sales	83,180	76,303	6,877	9%
Total costs of revenues	240,635	227,927	12,708	6%
Gross Profit
Rental	141,559	113,700	27,859	25%
Rental related services	32,476	28,097	4,379	16%
Rental operations	174,035	141,797	32,238	23%
Sales	44,071	36,636	7,435	20%
Other	4,795	5,249	(454)	nm
Total gross profit	222,901	183,682	39,219	21%
Expenses:
Selling and administrative expenses [5]	100,882	101,360	(478)	(0)%
Other income, net	(6,220)	(2,290)	(3,930)	nm
Income from operations	128,239	84,612	43,627	52%
Interest expense allocation	29,951	20,607	9,344	45%
Pre-tax income	$98,288	$64,005	$34,283	54%
Other Selected Information
Adjusted EBITDA	$168,165	$135,107	$33,058	24%
Average rental equipment [1]	$1,206,361	$1,073,384	$132,977	12%
Average rental equipment on rent	$940,878	$855,218	$85,660	10%
Average monthly total yield [2]	2.17%	2.17%		—
Average utilization [3]	78.0%	79.7%		(2)%
Average monthly rental rate [4]	2.79%	2.72%		3%
Period end rental equipment [1]	$1,259,179	$1,145,377	$113,802	10%
Period end utilization [3]	76.5%	80.2%		(5)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant and required separate presentation. The Company reported such expenses separately under the Corporate segment and excluded such costs from Selling and administrative expenses.

nm = Not meaningful

Mobile Modular’s gross profit for the nine months ended September 30, 2024, increased $39.2 million, or 21%, to $222.9 million. For the nine months ended September 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $26.4 million, or 13%, due to 10% higher average rental equipment on rent and 3% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 13% in both 2024 and 2023, and other direct costs were 27% in 2024 and 33% in 2023, which resulted in gross margin percentages of 60% in 2024, compared to 54% in 2023. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $27.9 million, or 25%, to $141.6 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $11.7 million, or 14%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by comparable gross margin percentage of 34% in 2024, resulted in rental related services gross profit increasing $4.4 million, or 16%, to $32.5 million in 2024.
•
Gross Profit on Sales – Sales revenues increased $14.3 million, or 13%, compared to 2023, due to higher new and used equipment sales. The higher gross margin percentage of 35% in 2024 compared to 32% in 2023, together with higher sales revenue, resulted in gross profit on sales increasing $7.4 million, or 20%, to $44.1 million. The higher gross margin on sales in 2024 was primarily due to higher margins on both new and used equipment sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the nine months ended September 30, 2024, selling and administrative expenses decreased $0.5 million to $100.9 million, when compared to the same period in 2023.

Portable Storage

For the nine months ended September 30, 2024, Portable Storage’s total revenues decreased $2.4 million, or 3%, to $71.8 million compared to the same period in 2023, primarily due to lower rental related services and rental revenues, partly offset by higher sales revenues. Lower gross profit on rental related services and rental revenues, coupled with a $1.3 million allocated net gain on the sale of a corporate property, resulted in a comparable pre-tax income of $23.9 million in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Nine Months Ended 9/30/24 compared to Nine Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$53,270	$54,776	$(1,506)	(3)%
Rental related services	13,768	15,359	(1,591)	(10)%
Rental operations	67,039	70,135	(3,096)	(4)%
Sales	3,889	2,890	999	35%
Other	907	1,167	(260)	(22)%
Total revenues	71,835	74,192	(2,357)	(3)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	2,971	2,570	401	16%
Rental related services	13,212	13,916	(704)	(5)%
Other	4,322	5,619	(1,297)	(23)%
Total direct costs of rental operations	20,505	22,105	(1,600)	(7)%
Costs of sales	2,390	1,799	591	33%
Total costs of revenues	22,895	23,904	(1,009)	(4)%
Gross Profit
Rental	45,977	46,587	(610)	(1)%
Rental related services	556	1,443	(887)	(61)%
Rental operations	46,533	48,030	(1,497)	(3)%
Sales	1,499	1,091	408	37%
Other	907	1,167	(260)	(22)%
Total gross profit	48,939	50,288	(1,349)	(3)%
Expenses:
Selling and administrative expenses [5]	22,064	23,282	(1,218)	(5)%
Other income, net	(1,319)	(450)	(869)	nm
Income from operations	28,194	27,456	738	3%
Interest expense allocation	4,255	3,522	733	21%
Pre-tax income	$23,939	$23,934	$5	0%
Other Selected Information
Adjusted EBITDA	$33,333	$34,375	$(1,042)	(3)%
Average rental equipment [1]	$226,373	$201,946	$24,427	12%
Average rental equipment on rent	$149,705	$158,383	$(8,678)	(5)%
Average monthly total yield [2]	2.61%	3.01%		(13)%
Average utilization [3]	66.1%	78.4%		(16)%
Average monthly rental rate [4]	3.95%	3.84%		3%
Period end rental equipment [1]	$230,261	$216,132	$14,129	7%
Period end utilization [3]	62.0%	77.2%		(20)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant and required separate presentation. The Company reported such expenses separately under the Corporate segment and excluded such costs from Selling and administrative expenses.

nm = Not meaningful

Portable Storage’s gross profit for the nine months ended September 30, 2024, decreased $1.3 million, or 3%, to $48.9 million. For the nine months ended September 30, 2024, compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $1.5 million, or 3%, due to 5% lower average rental equipment on rent, partly offset by 3% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 6% and 5% in 2024 and 2023, respectively, and other direct costs were 8% and 10% in 2024 and 2023, respectively, which resulted in gross margin percentage of 86% and 85% in 2024 and 2023, respectively. The lower rental revenues and higher rental margins resulted in gross profit on rental revenues decreasing $0.6 million, or 1%, to $46.0 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues was $13.8 million, a decrease of $1.6 million compared to 2023. The gross margin on rental related services revenues was 4% in 2024, compared to 9% in 2023. The lower revenues coupled with lower gross margins in 2024, resulted in rental related services gross profit decreasing $0.9 million, when compared to 2023.
•
Gross Profit on Sales– Sales revenues increased $1.0 million, primarily due to higher used equipment sales. The higher sales revenues and higher gross margins of 39% in 2024, compared to 38% in 2023, resulted in sales gross profit increasing $0.4 million, or 37%, to $1.5 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2024, Portable Storage’s selling and administrative expenses decreased $1.2 million when compared to the same period in 2023. The reduction in selling and administrative expenses was primarily the result of allocated transaction costs of $1.1 million in 2023, attributed to the acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing, and the divestiture of Adler Tanks.

TRS-RenTelco

For the nine months ended September 30, 2024, TRS-RenTelco’s total revenues decreased $11.8 million to $101.2 million, compared to the same period in 2023, primarily due to lower rental and sales revenues. Lower gross profit on rental revenues, partly offset by a $1.7 million allocated net gain on the sale of a corporate property, resulted in a 13% decrease in pre-tax income to $16.2 million for the nine months ended September 30, 2024, from $18.6 million for the same period in 2023.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/24 compared to Nine Months Ended 9/30/23 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$76,398	$86,375	$(9,977)	(12)%
Rental related services	2,422	2,323	99	4%
Rental operations	78,820	88,698	(9,878)	(11)%
Sales	20,261	21,368	(1,107)	(5)%
Other	2,153	3,008	(855)	(28)%
Total revenues	101,234	113,074	(11,840)	(10)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	33,547	36,733	(3,186)	(9)%
Rental related services	2,029	2,007	22	1%
Other	15,373	15,843	(470)	(3)%
Total direct costs of rental operations	50,949	54,583	(3,634)	(7)%
Costs of sales	9,346	11,307	(1,961)	(17)%
Total costs of revenues	60,295	65,890	(5,595)	(8)%
Gross Profit
Rental	27,478	33,799	(6,321)	(19)%
Rental related services	393	316	77	24%
Rental operations	27,871	34,115	(6,244)	(18)%
Sales	10,915	10,061	854	8%
Other	2,153	3,008	(855)	(28)%
Total gross profit	40,939	47,184	(6,245)	(13)%
Expenses:
Selling and administrative expenses [5]	20,450	23,576	(3,126)	(13)%
Other income, net	(1,742)	(819)	(923)	nm
Income from operations	22,231	24,427	(2,196)	(9)%
Interest expense allocation	6,070	6,008	62	1%
Foreign currency exchange gain	(53)	(166)	(113)	nm
Pre-tax income	$16,214	$18,585	$(2,371)	(13)%
Other Selected Information
Adjusted EBITDA	$55,426	$63,212	$(7,786)	(12)%
Average rental equipment [1]	$367,137	$391,993	$(24,856)	(6)%
Average rental equipment on rent	$208,639	$231,273	$(22,634)	(10)%
Average monthly total yield [2]	2.31%	2.43%		(5)%
Average utilization [3]	56.8%	59.0%		(4)%
Average monthly rental rate [4]	4.07%	4.15%		(2)%
Period end rental equipment [1]	$354,183	$383,952	$(29,769)	(8)%
Period end utilization [3]	59.0%	60.3%		(2)%
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
5.
During the period ended September 30, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant and required separate presentation. The Company reported such expenses separately under the Corporate segment and excluded such costs from Selling and administrative expenses.

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2024 decreased $6.2 million, or 13%, to $40.9 million. For the nine months ended September 30, 2024 compared to the same period in 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $10.0 million, or 12%, depreciation expense decreased $3.2 million, or 9%, and other direct costs decreased by $0.5 million, or 3%, resulting in a 19% decrease in gross profit on rental revenues to $27.5 million. As a percentage of rental revenues, depreciation was 44% and 43% in 2024 and 2023, respectively, and other direct costs were 20% and 18%, in 2024 and 2023, respectively, which resulted in a gross margin percentage of 36% and 39% in 2024 and 2023, respectively. The decrease in rental revenues was primarily due to a 10% reduction in average rental equipment on rent and 2% lower average monthly rental rates in 2024, as compared to 2023.
•
Gross Profit on Sales – Sales revenues decreased $1.1 million, or 5%, to $20.3 million in 2024. Gross profit on sales was $10.9 million, an increase of $0.9 million when compared to 2023, with a gross margin percentage of 54% in 2024, up from 47% in 2023. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2024, selling and administrative expenses decreased $3.1 million, or 13%, to $20.5 million, when compared to the same period in 2023. The reduction in selling and administrative expenses was primarily the result of allocated transaction costs of $1.4 million in 2023, attributed to the acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing, and the divestiture of Adler Tanks.

Adjusted EBITDA

To supplement the Company’s financial data presented on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), the Company presents “Adjusted EBITDA”, which is defined by the Company as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation, transaction costs, gains on property sales and non-operating transactions. The Company presents Adjusted EBITDA as a financial measure as management believes it provides useful information to investors regarding the Company’s liquidity and financial condition and because management, as well as the Company’s lenders, use this measure in evaluating the performance of the Company.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows, or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity. Adjusted EBITDA is not in accordance with or an alternative for GAAP and may be different from non−GAAP measures used by other companies. Unlike EBITDA, which may be used by other companies or investors, Adjusted EBITDA does not include share-based compensation charges, transaction costs, gains on property sales and non-operating transactions. The Company believes that Adjusted EBITDA is of limited use in that it does not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP and does not accurately reflect real cash flow. In addition, other companies may not use Adjusted EBITDA or may use other non-GAAP measures, limiting the usefulness of Adjusted EBITDA for purposes of comparison. The Company’s presentation of Adjusted EBITDA should not be construed as an inference that the Company will not incur expenses that are the same as or similar to the adjustments in this presentation. Therefore, Adjusted EBITDA should only be used to evaluate the Company’s results of operations in conjunction with the corresponding GAAP measures. The Company compensates for the limitations of Adjusted EBITDA by relying upon GAAP results to gain a complete picture of the Company’s performance. Because Adjusted EBITDA is a non-GAAP financial measure, as defined by the SEC, the Company includes in the tables below reconciliations of Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Income from continuing operations	$149,317	$40,366	$192,778	$79,836	$224,799	$114,828
Provision for income taxes from continuing operations	53,502	15,152	68,913	25,934	80,586	35,624
Interest expense	12,642	11,025	38,383	28,434	50,509	32,607
Depreciation and amortization	26,693	26,884	80,824	80,385	108,357	103,893
EBITDA	242,154	93,427	380,898	214,589	464,249	286,952
Share-based compensation	2,393	1,891	6,949	5,155	9,951	7,658
Transaction costs [3]	39,436	10	61,157	14,302	62,732	18,188
Other income, net [4]	—	(3,559)	(9,281)	(3,559)	(9,340)	(3,559)
Gain on merger termination from WillScot Mobile Mini [5]	(180,000)	—	(180,000)	—	(180,000)	—
Adjusted EBITDA [1]	$103,983	$91,769	$259,723	$230,487	$347,592	$309,239
Adjusted EBITDA margin [2]	39%	39%	38%	38%	39%	39%

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation, other income, net and non-operating transactions.
2.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.
3.
Transaction costs include acquisition and divestiture related legal and professional fees and other costs specific to these transactions.
4.
Other income, net consists of net gains on property, plant and equipment sales that are infrequent in nature and excluded from Adjusted EBITDA.
5.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

For the nine months ended September 30, 2024, total Adjusted EBITDA from both continuing and discontinued operations was $259.7 million, compared to $234.2 million for the same period in 2023, excluding the gain on sale of the divestiture of Adler Tanks. For the nine months ended September 30, 2024 and 2023, the total Adjusted EBITDA from continuing operations was $259.7 million and $230.5 million, respectively. There were no adjusted earnings from discontinued operations during the nine months ended September 30, 2024, and total Adjusted EBITDA from discontinued operations of $3.7 million during the comparable period in 2023.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's condensed consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Adjusted EBITDA [1]	$103,983	$91,769	$259,723	$234,169	$347,592	$325,138
Interest paid	(13,944)	(11,016)	(40,338)	(27,818)	(51,123)	(33,611)
Income taxes paid, net of refunds received	(773)	(2,616)	3,826	(9,547)	(78,192)	(12,024)
Gain on sale of used rental equipment	(9,648)	(8,714)	(25,185)	(22,964)	(33,863)	(34,238)
Foreign currency exchange loss	(216)	42	(53)	(166)	(197)	(192)
Amortization of debt issuance costs	2	2	6	6	8	9
Change in certain assets and liabilities:
Accounts receivable, net	(7,150)	(26,223)	2,839	(25,939)	(6,365)	(26,003)
Prepaid expenses and other assets	14,171	1,114	19,988	(7,390)	(1,948)	(6,561)
Accounts payable and other liabilities	123,241	4,476	104,293	(29,356)	119,382	(30,691)
Deferred income	(10,699)	(1,382)	12,497	7,908	18,683	(1,790)
Net cash provided by operating activities	$198,967	$47,452	$337,596	$118,903	$313,977	$180,037

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and non-operating transactions.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2024, the actual ratio was 3.07 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2024, the actual ratio was 1.75 to 1.

At September 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2024 compared to the same period in 2023 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $337.6 million in 2024, compared to $118.9 million in 2023. The $218.7 million increase in net cash provided by operating activities was primarily attributable to the gain on merger termination from WillScot Mobile Mini after transaction costs, which provided $87.6 million of net income during the period. Further, operating activities provided for a $61.9 million increase in deferred income taxes, a $29.1 million reduction in accounts receivable and a $25.4 million reduction in prepaid expenses and other assets, which contributed to the net cash provided by operating activities during the period.

Cash Flows from Investing Activities: Net cash used in investing activities was $140.8 million in 2024, down from $331.5 million in 2023. The $190.7 million decrease in net cash used was primarily due to the $461.8 million paid for the business acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing acquisitions in 2023, which was partly offset by $268.0 million in proceeds from the sale of discontinued operations during the same period. The net effect of these transactions in 2023 was $193.8 million in net cash used by investing activities.

Cash Flows from Financing Activities: Net cash used in financing activities was $193.6 million in 2024, compared to $213.6 million in net cash provided during 2023. The $407.2 million change was primarily attributable to reduced borrowings under bank lines of credit and note purchase agreements in 2024, as during 2023 the net borrowings were required for the funding of the Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing business acquisitions. Further, during the 2024 period the Company made net payments of $154.4 million under bank lines of credit, primarily attributable to proceeds received from the merger termination with WillScot Mobile Mini.

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

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, of which as of September 30, 2024, $73.0 million was utilized through the term loan entered on April 23, 2024, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

At September 30, 2024, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $360.6 million was outstanding and had capacity to borrow up to an additional $289.4 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2024, the actual ratio was 3.07 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2024, the actual ratio was 1.75 to 1.

At September 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At September 30, 2024, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At September 30, 2024, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At September 30, 2024, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2024, the actual ratio was 3.07 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2024, the actual ratio was 1.75 to 1.

At September 30, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the nine month period ended September 30, 2024. Refer to our 2023 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2023 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

On June 20 and 21, 2024, two purported shareholders of the Company commenced separate actions, captioned Smith v. McGrath RentCorp, et al., Index No. 653114/2024, and Taylor v. McGrath RentCorp, et al., Index No. 653148/2024, both in the Supreme Court of the State of New York, County of New York (the “June 2024 Complaints”). The June 2024 Complaints both name the Company and the members of its board of directors as defendants. The June 2024 Complaints assert claims for breach of fiduciary duty in connection with alleged misleading disclosures and misleading omissions in the special proxy statement filed by the Company with the SEC on June 10, 2024. The June 2024 Complaints seek, among other relief, an injunction preventing the parties from consummating the proposed transaction set forth in the Merger Agreement, damages in the event the transaction is consummated, and an award of attorneys’ fees. To the Company’s knowledge, the June 2024 Complaints have not yet been served on any defendant. The Company believes the allegations made in the June 2024 Complaints are without merit and, in the event the June 2024 Complaints are not dismissed as moot as a result of the stockholder vote that occurred on July 11, 2024, or the termination of the Merger Agreement, the Company will rigorously defend itself at the appropriate time.

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
•
loss of customers and prospective customers during the pendency of the now terminated merger with WillScot Mobile Mini
•
seasonality of our rental businesses and our end-markets;
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

The market price of our common stock fluctuates on the NASDAQ Global Select Market and is likely to be affected by a number of factors including but not limited to:

•
impact of the termination of the Merger Agreement on the Company and the industrial sector generally;
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

If we cannot successfully recruit and retain qualified personnel, our operating results and stock price may suffer. We believe that our success is directly linked to the competent people in our organization, including our executive officers, senior managers and other key personnel, and in particular, Joe Hanna, our Chief Executive Officer. Personnel turnover can be costly and could materially and adversely impact our operating results and can potentially jeopardize the success of our current strategic initiatives. We need to attract and retain highly qualified personnel to replace personnel when turnover occurs, as well as add to our staff levels as growth occurs. The pendency of the now terminated merger with WillScot Mobile Mini had a negative impact on the recruitment and retention of our personnel. Our business and stock price likely will suffer if we are unable to fill, or experience delays in filling open positions, or fail to retain key personnel.

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

At September 30, 2024, we had $380.1 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $4.3 million per year for each 1% increase in the average interest rate we pay based on the $433.6 million balance of variable rate debt outstanding at September 30, 2024. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

As of September 30, 2024, 62% of our modular and 58% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

The table below sets forth the information with respect to repurchases of our common stock during the three months ended September 30, 2024:

	(a) TOTAL NUMBER OF SHARES REPURCHASED	AVERAGE PURCHASE PRICE PER SHARE	TOTAL NUMBER OF SHARES REPURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLANS OR PROGRAMS (2)

July 1, 2024 to July 31, 2024	—	$—	—	2,000,000

August 1, 2024 to August 31, 2024	—	$—	—	2,000,000

September 1, 2024 to September 30, 2024	—	$—	—	2,000,000

Total	—		—

1.
In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock, an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015.
2.
The number represents the number of shares of our common stock that remain available for repurchase pursuant to our Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1

Termination Agreement, dated as of September 17, 2024, by and among WillScot Holdings Corporation, Brunello Merger Sub I., Inc., Brunello Merger Sub II, LLC and McGrath RentCorp (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2024).

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2024	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Vice President, Controller and Principal Accounting Officer