Form 10-K
period 2024-12-31
MCGRATH RENTCORP
filed 2025-02-19
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2024): $2,575,595,751.

As of February 18, 2025, 24,551,184 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Annual Report on Form 10-K, which, in either case, will be filed no later than 120 days after December 31, 2024.

Exhibit index appears on page 96.

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

The Company is a diversified business-to-business rental company with three rental divisions: relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2024, the Company was comprised of four reportable business segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment (“Portable Storage”); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).

Mutual decision to terminate Merger Agreement with WillScot Mobile Mini Holdings Corp

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

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated Merger Agreement during the year ended December 31, 2024, were $63.2 million. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $116.8 million during the year ended December 31, 2024. The Company determined that the transaction costs incurred on the terminated merger were significant and required separate presentation on the Company's consolidated statements of income for the year ended December 31, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses and reported these costs separately on the consolidated statements of income as non-operating expenses.

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

Human Capital Management

As of December 31, 2024, the Company had 1,219 employees, of whom 142 were primarily administrative and executive personnel, with 687, 177, 133 and 80 in the operations of Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. During 2024, Mobile Modular purchased 18% of its new modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers were able to increase their production capacity.

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

Mobile Modular operates from regional sales and inventory centers serving large geographic areas. These sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life we believe that older equipment can generally rent for rates similar to those of newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 16 years old with sale proceeds above its net book value.

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

At December 31, 2024, Mobile Modular owned 41,299 new or previously rented modulars, with an aggregate cost of $1,414.4 million including accessories, or an average cost per unit of $34,247. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2024, fleet utilization was 75.1% and average fleet utilization during 2024 was 77.5%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales may arise out of its marketing efforts for the rental fleet and from existing equipment already on rent or from specific requests for new buildings for a permanent need. The Company has a dedicated team that focuses on these custom sale opportunities. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2024 Mobile Modular’s largest sale represented approximately 5% of Mobile Modular’s sales, 4% of the Company’s consolidated sales and 1% of the Company’s consolidated revenues.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. In addition, a number of other smaller companies operate regionally throughout the country and have a stronger local presence in those places. Mobile Modular operates primarily in California, Colorado, Florida, Georgia, Louisiana, Maryland, North Carolina, the Pacific Northwest, South Carolina, Texas, Virginia and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2024	2023	2022
Modular Rental Revenues (Mobile Modular)	29%	26%	30%
Modular Sales Revenues (Mobile Modular & Enviroplex)	38%	30%	43%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	33%	27%	35%
Consolidated Rental and Sales Revenues [1]	24%	18%	21%
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

Rentals

Portable Storage rents its storage and office containers typically for rental periods of one to twelve months, although in some instances, rental terms can be over a year or longer. Monthly rental rates typically are between 2% and 4% of the equipment’s original acquisition cost. At December 31, 2024, Portable Storage owned 41,888 containers with an aggregate cost of $240.8 million or an average cost per unit of $5,750. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding new and accessory equipment. Utilization was 59.8% at December 31, 2024 and averaged 64.9% during the year.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2024, the original cost of electronic test equipment inventory was comprised of 79% general purpose electronic test equipment and 21% communications electronic test equipment.

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

At December 31, 2024, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $344.0 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 58.6% as of December 31, 2024 and averaged 57.3% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 21% to 27% of total annual gross profit for our electronics division. For 2024, gross profit on equipment sales was approximately 27% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2024, approximately 20% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2024 represented 3% of electronic test equipment sales, less than 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sales of electronic test equipment is in excess of $8.0 billion per year.

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

REPORTABLE SEGMENTS

For segment information regarding the Company’s four reportable business segments: Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex, see “Note 16. Segment Reporting” to the audited Consolidated Financial Statements of the Company included in “Item 8. Financial Statements and Supplementary Data.”

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

RISKS RELATED TO OUR STRATEGY AND OPERATIONS:

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
•
changes in the law and regulations applicable to our business operations; and
•
claims and litigation matters.

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
•
any merger, acquisition or divestiture activity that involves us or our competitors; and
•
other announcements or developments affecting us, our industry, customers, suppliers or competitors.

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

We rely upon our information technology systems and infrastructure for our business. We sustained an immaterial cybersecurity attack in 2021. Upon detection, we promptly undertook steps to address the incident, restored network systems and resumed normal operations. The attack did not result in any material disruption to our operations or ability to service our customers and did not affect our financial performance.

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
•
regulatory hurdles in completing the transaction;
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

At December 31, 2024, we had $377.6 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $4.2 million per year for each 1% increase in the average interest rate we pay based on the $415.4 million balance of variable rate debt outstanding at December 31, 2024. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Various states where we operate enacted laws and constitutional amendments to provide funding for school districts to limit the number of students that may be grouped in a single classroom. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. In California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms. The most recent economic recession caused state and local budget shortfalls, which reduced school districts’ funding and their ability to comply with state class size reduction requirements. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income. Additionally, declining public school enrollment could lead to decreased demand for our products and services.

Our business is subject to various federal, state and local laws and regulations, which can change from time to time, governing construction, environmental health and safety, labor and employment, government contracts, transportation, immigration, anti-corruption, anti-trust and privacy, among others. Failure to comply with applicable laws and regulations could harm our business and financial condition, resulting in lower operating results and cash flows.

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

Seasonality of our educational business may have adverse consequences for our modular building business.

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

The modular building and portable storage leasing industries are highly competitive in our states of operation and we expect it to remain so. The competitive market in which we operate may prevent us from raising rental fees or sales prices to pass any increased costs on to our customers. We compete on the basis of a number of factors, including equipment and labor availability, quality, price, service, reliability, appearance, functionality and delivery terms. We may experience pricing pressures in our areas of operation in the future as some of our competitors seek to obtain market share by reducing prices.

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

As of December 31, 2024, 63% of our modular and 57% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. With the exception of Enviroplex, none of the principal suppliers are affiliated with the Company. During 2024, Mobile Modular purchased 18% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Our business is subject to various federal, state and local laws and regulations, in each of the jurisdictions in which we conduct business within the U.S. and internationally, related to government contracts, immigration, export control, anti-corruption, anti-trust, privacy, environmental health and safety, labor and employment, among others. Failure to comply with applicable laws and regulations could harm our business and financial condition, resulting in lower operating results and cash flows. More specifically, if we are not able to anticipate and mitigate the risks associated with operating internationally, there could be a material adverse effect on our operating results.

Currently, total foreign country customers and operations account for less than 10% of the Company’s revenues. In recent years some of our customers have expanded their international operations faster than domestic operations, and this trend may continue. Over time, the amount of our international business may increase if we focus on international market opportunities. Operating in foreign countries subjects the Company to additional risks, any of which may adversely impact our future operating results, including:

•
international political, economic and legal conditions including political unrest and conflict, sanctions, tariffs and trade barriers;
•
our ability to comply with customs, anti-corruption, import/export and other trade compliance regulations, under U.S. and applicable foreign laws, together with any unexpected changes in such regulations;
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

Adverse macroeconomic conditions in the United States and globally, including inflation, cost increases from tariffs, slower than expected growth or recession, changes to fiscal and monetary policy, tightening of the credit markets, higher interest rates and currency fluctuations, could negatively impact our business, financial condition, results of operations and liquidity. These factors could negatively affect demand for our business.

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

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees have sensitivities to ESG concerns. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, supplier practices, or by failure to meet such customer expectations or demand. We risk negative shareholder reaction, including from proxy advisory services, as well as damage to our reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

The Company manages risks from cybersecurity threats through the assessment and testing of the Company’s processes and practices focused on evaluating the effectiveness of our cybersecurity measures. The Company engages a third-party independent cybersecurity company that provides security testing and monitoring, including penetration testing, auditing, and security assessment, for the Company. The results of such assessments and reviews are reported as part of the technology and cybersecurity update to the Company’s executive leadership team and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.

Governance

The Board oversees the effectiveness of the Company's management of risks from cybersecurity threats, including the policies, standards, processes and practices that the Company’s management implements to address risks from cybersecurity threats. The Board receives reports on the Company’s technology and cybersecurity functions, including vulnerability assessments, any third-party and independent reviews, the threat environment, and other information security considerations. The Board also receives on a regular basis information and updates regarding cybersecurity matters. The Cybersecurity Steering Committee meets multiple times throughout the year to discuss the Company’s cybersecurity programs and practices, risk management related to cybersecurity and a wide range of other related topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. At least once each year, the Board and the Company’s executive leadership team discuss the Company’s approach to cybersecurity risk management with the Company’s VP of Information Technology.

The Company’s VP of Information Technology is the member of the Company’s management who is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The VP of Information Technology works in coordination with senior leadership, which includes our Chief Executive Officer and President, Chief Financial Officer and General Counsel. The Company’s VP of Information Technology has served in various roles in technology and is supported by a team of information technology and cybersecurity professionals with decades of relevant experience.

The Company has established a Cybersecurity Steering Committee that includes executives and senior leadership across all divisions and corporate services to implement and manage a program designed to protect the Company’s information systems from cybersecurity threats and to respond promptly to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are created and deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s Incident Response Plan. Through the ongoing communications from these teams, the Cybersecurity Steering Committee monitors effectiveness of the prevention, detection, mitigation and remediation within the cybersecurity program. The Company’s General Counsel, as part of the Incident Response Team, will report any material cybersecurity incidents to the Board when appropriate.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

The Company’s corporate and administrative offices are located in Livermore, California in approximately 26,000 square feet. At December 31, 2024, the Company’s four reportable business segments conducted operations from the following locations:

Mobile Modular and Portable Storage – Mobile Modular and Portable Storage operate from 26 owned and 54 leased locations. Our largest owned facilities include eight inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored:

Livermore, California (140 acres in the San Francisco Bay Area),

Mira Loma, California (82 acres in the Los Angeles area),

Pasadena, Texas (50 acres in the Houston area),

Grand Prairie, Texas (30 acres in the Dallas area),

Auburndale, Florida (123 acres in the Orlando area),

Arcade, Georgia (48 acres in the Atlanta area),

Fredericksburg, Virginia (68 acres in the Washington D.C. area),

Concord, North Carolina (74 acres in the Charlotte N.C. area).

The inventory centers conduct rental and sales operations from modular buildings, serving as working models of the Company’s modular product.

TRS-RenTelco – Electronic test equipment rental and sales operations are conducted from a 117,000 square foot leased facility in Grapevine, Texas (Dallas area) and a sales office in Dollard-des-Ormeaux, Quebec (Montreal, Canada area).

Enviroplex – The Company’s wholly owned subsidiary, Enviroplex, manufactures modular buildings used primarily as classrooms in California from its own 108,000 square foot facility in Stockton, California (San Francisco Bay Area).

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”. As of February 19, 2025, the Company's common stock was held by approximately 46 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and twelve months ended December 31, 2024 and 2023. As of December 31, 2024, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

There were no repurchases of our common stock for the quarter ended December 31, 2024.

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, portable storage containers, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. At December 31, 2024 the Company was comprised of four reportable business segments: (1) its modular building rental segment (“Mobile Modular”); (2) its portable storage container rental segment ("Portable Storage"); (3) its electronic test equipment rental segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2024, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 68%, 16%, 12% and 4%, respectively, of the Company’s income from continuing operations before provision for taxes (the equivalent of “pre-tax income”), compared to 62%, 22%, 16% and less than 1%, respectively, for 2023.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 70% of the Company’s total revenues from continuing operations in 2024 and 74% for the three years ended December 31, 2024. Over the past three years, modulars, storage containers and electronic test equipment comprised approximately 65%, 15% and 20%, respectively, of the cumulative rental operations revenues from continuing operations. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modulars, storage containers and electronic test equipment that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells new modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modulars, containers and electronic test equipment have comprised approximately 30% of the Company’s consolidated revenues from continuing operations in 2024 and 26% for the three years ended December 31, 2024. Over the past three years, modulars, containers and electronic test equipment comprised approximately 83%, 3% and 14% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 24%, 18% and 21% of the Company’s consolidated rental and sales revenues from continuing operations for 2024, 2023 and 2022, respectively. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

Dividends

In February 2025, the Company announced that its Board of Directors declared a cash dividend of $0.485 per common share for the quarter ending March 31, 2025, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues from continuing operations and the percentage of changes in the amount of such items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2024 over	2023 over
	2024–2022	2024	2023	2022	2023	2022
Revenues
Rental	57%	54%	57%	61%	3%	22%
Rental related services	17	16	17	15	7	45
Rental operations	74	70	74	76	4	26
Sales	25	29	25	23	27	40
Other	1	1	1	1	nm	nm
Total revenues	100	100	100	100	10	31
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	11	11	11	13	—	11
Rental related services	11	11	12	11	7	40
Other	14	11	13	16	(5)	10
Total direct costs of rental operations	36	33	36	40	0	18
Cost of sales	17	19	17	14	27	50
Total costs	53	52	53	54	9	27
Gross profit	47	48	47	46	11	36
Selling and administrative expenses	23	22	25	22	(3)	45
Other income	1	1	—	—	157	100
Income from operations	24	27	23	24	29	29
Interest expense	4	5	5	2	16	232
Gain on merger termination from WillScot Mobile Mini, net of transaction costs	5	13	—	—	100	—
Income from continuing operations before provision for income taxes	25	34	18	22	110	11
Provision for income taxes from continuing operations	6	9	5	5	118	20
Income from continuing operations	19%	25%	13%	17%	107%	8%

nm = Not meaningful

Twelve Months Ended December 31, 2024 Compared to

Twelve Months Ended December 31, 2023

Overview

Consolidated revenues in 2024 increased 8% to $910.9 million, from $841.3 million in 2023. Consolidated net income in 2024 increased to $231.7 million, or $9.43 per diluted share in 2024, compared to $174.6 million, or $7.12 per diluted share, in 2023. The increase in consolidated net income and earnings per diluted share during the year was primarily attributed to the $180.0 million gain on merger termination, partly offset by $63.2 million in transaction costs attributed to the terminated merger with Willscot Mobile Mini, net of provision for income taxes. Consolidated net income for the year ended December 31, 2023, included the $61.5 million gain on sale of discontinued operations from the divestiture of Adler Tanks, net of tax. Excluding the gain and transaction costs attributed to the merger termination in the current year, and the gain on sale of discontinued operations in 2023, the Company's net income increased by approximately $33.9 million, or 30%, to $145.7 million, and diluted earnings per share increased $1.37, or 30%, to $5.93, compared to $4.56 in 2023. The Company’s year over year total revenue increase was primarily due to higher sales, rental, and rental related services revenues, as more fully described below.

There was no revenue, income or earnings per share from discontinued operations during the year ended December 31, 2024. Revenues from discontinued operations for the year ended December 31, 2023, was $9.4 million and income from discontinued operations was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million. Earnings per diluted share from discontinued operations for the year ended December 31, 2023 was $2.56. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 to the consolidated financial statements.

For 2024 compared to 2023, on a consolidated basis from continuing operations:

•
Gross profit increased $41.8 million, or 11%, to $435.4 million. Mobile Modular’s gross profit increased $45.6 million, or 18%, due to higher gross profit on rental, sales and rental related services revenues. Portable Storage's gross profit decreased $5.0 million, or 7%, due to lower gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit decreased $6.5 million, or 10%, primarily due to lower gross profit on rental and other revenues. Enviroplex’s gross profit increased $7.7 million, primarily due to $25.6 million higher sales revenues and increased gross margin on sales revenues of 26.1%, compared to 20.9% in 2023.
•
Selling and administrative expenses decreased $7.1 million, or 3%, to $200.4 million, primarily due to $15.9 million in transaction costs incurred by the Company in 2023, attributed to the acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing, and the divestiture of Adler Tanks, partly offset by an increase in employee salaries and benefit costs of $7.8 million in 2024. During the year ended December 31, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated merger were significant and required separate presentation on the consolidated statements of income. Due to this determination, the Company has excluded the transaction costs incurred by the Company from Selling and administrative expenses for all reportable business segments for the year ended December 31, 2024.
•
Other income, net increased $5.7 million due to the sale of a property in 2024, resulting in a net gain of $9.3 million, compared to the gain on sale of four properties in 2023.
•
Interest expense increased $6.7 million, due to 10% higher average debt levels of the Company, accompanied by 6% higher net average interest rates of 6.48% in 2024 compared to 6.12% in 2023.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 69%, 16% and 12%, respectively, compared to 62%, 22% and 16%, respectively, in 2023. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 3% for 2024 and less than 1% for 2023.
•
The provision for income taxes resulted in an effective tax rate of 26.1% and 25.5% for the years ended December 31, 2024 and 2023, respectively.
•
Adjusted EBITDA increased $33.4 million, or 10%, to $351.7 million in 2024. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 45.

Mobile Modular

For 2024, Mobile Modular’s total revenues increased $73.1 million, or 13%, to $635.4 million compared to 2023, primarily due to higher rental, sales and rental related services revenues. Higher gross profit on rental, sales and rental related services revenues, and $1.9 million lower selling and administrative expenses, resulted in an increase in pre-tax income of $44.0 million, or 48%, to $136.0 million in 2024.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2024 compared to 2023

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$318,149	$285,553	$32,596	11%
Rental related services	127,589	114,511	13,078	11%
Rental operations	445,738	400,064	45,674	11%
Sales	183,234	155,267	27,967	18%
Other	6,394	6,905	(511)	(7)%
Total revenues	635,366	562,236	73,130	13%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	40,399	36,921	3,478	9%
Rental related services	83,547	75,390	8,157	11%
Other	83,023	86,983	(3,960)	(5)%
Total direct costs of rental operations	206,969	199,294	7,675	4%
Costs of sales	124,886	105,021	19,865	19%
Total costs of revenues	331,855	304,315	27,540	9%
Gross Profit
Rental	194,727	161,649	33,078	20%
Rental related services	44,042	39,121	4,921	13%
Rental operations	238,769	200,770	37,999	19%
Sales	58,348	50,246	8,102	16%
Other	6,394	6,905	(511)	(7)%
Total gross profit	303,511	257,921	45,590	18%
Expenses:
Selling and administrative expenses	136,670	138,574	(1,904)	(1)%
Other income, net	(6,220)	(2,329)	3,891	nm
Income from operations	173,061	121,676	51,385	42%
Interest expense allocation	37,087	29,724	7,363	25%
Pre-tax income	$135,974	$91,952	$44,022	48%
Other Selected Information
Adjusted EBITDA	$229,160	$189,661	$39,499	21%
Average rental equipment [1]	$1,221,900	$1,093,086	$128,814	12%
Average rental equipment on rent	$946,437	$870,621	$75,816	9%
Average monthly total yield [2]	2.17%	2.18%		(0)%
Average utilization [3]	77.5%	79.7%		(3)%
Average monthly rental rate [4]	2.80%	2.73%		3%
Period end rental equipment [1]	$1,279,955	$1,163,704	$116,251	10%
Period end utilization [3]	75.1%	79.4%		(5)%
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

nm = Not meaningful

Mobile Modular’s gross profit for 2024 increased $45.6 million, or 18%, to $303.5 million. For the year ended December 31, 2024 compared to the year ended December 31, 2023:

•
Gross Profit on Rental Revenues – Rental revenues increased $32.6 million, or 11%, due to 9% higher average rental equipment on rent and 3% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 13% in both 2024 and 2023, respectively, and other direct costs were 26% in 2024 and 30% in 2023, which resulted in gross margin percentage of 61% in 2024, compared to 57% in 2023. The higher rental revenues and increased rental margins resulted in gross profit on rental revenues increasing $33.1 million, or 20%, to $194.7 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $13.1 million, or 11%, compared to 2023. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The higher revenues accompanied by higher gross margin percentage of 35% in 2024, compared to 34% in 2023, resulted in rental related services gross profit increasing $4.9 million, or 13%, to $44.0 million in 2024.
•
Gross Profit on Sales – Sales revenues increased $28.0 million, or 18%, primarily due to higher new equipment sales of $143.3 million compared to $116.2 million in 2023. The higher sales revenues and comparable gross margin of 32% in 2024, resulted in sales gross profit increasing $8.1 million, or 16%, to $58.3 million in 2024. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2024, Mobile Modular’s selling and administrative expenses decreased $1.9 million, or 1%, to $136.7 million, when compared to 2023.

Portable Storage

For 2024, Portable Storage’s total revenues decreased $6.6 million, or 7%, to $94.5 million compared to 2023, primarily due to lower rental and rental related services revenues, partly offset by $1.1 million higher sales revenues. Lower gross profit on rental and rental related services revenues, partly offset by $0.4 million higher gross profit on sales revenues and a $2.3 million reduction in selling and administrative expenses, resulted in a decrease in pre-tax income of $2.1 million, or 6%, to $30.8 million in 2024.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Portable Storage – 2024 compared to 2023

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$69,983	$74,536	$(4,553)	(6)%
Rental related services	17,702	20,510	(2,808)	(14)%
Rental operations	87,685	95,046	(7,361)	(8)%
Sales	5,695	4,587	1,108	24%
Other	1,117	1,504	(387)	(26)%
Total revenues	94,497	101,137	(6,640)	(7)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,982	3,514	468	13%
Rental related services	17,267	18,568	(1,301)	(7)%
Other	5,816	7,317	(1,501)	(21)%
Total direct costs of rental operations	27,065	29,399	(2,334)	(8)%
Costs of sales	3,551	2,858	693	24%
Total costs of revenues	30,616	32,257	(1,641)	(5)%
Gross Profit
Rental	60,185	63,705	(3,520)	(6)%
Rental related services	435	1,942	(1,507)	(78)%
Rental operations	60,620	65,647	(5,027)	(8)%
Sales	2,144	1,729	415	24%
Other	1,117	1,504	(387)	(26)%
Total gross profit	63,881	68,880	(4,999)	(7)%
Expenses:
Selling and administrative expenses	29,197	31,537	(2,340)	(7)%
Other income, net	(1,319)	(457)	862	nm
Income from operations	36,003	37,800	(1,797)	(5)%
Interest expense allocation	5,243	4,950	293	6%
Pre-tax income	$30,760	$32,850	$(2,090)	(6)%
Other Selected Information
Adjusted EBITDA	$43,255	$46,690	$(3,435)	(7)%
Average rental equipment [1]	$227,600	$206,095	$21,505	10%
Average rental equipment on rent	$147,734	$159,391	$(11,657)	(7)%
Average monthly total yield [2]	2.56%	3.01%		(15)%
Average utilization [3]	64.9%	77.3%		(16)%
Average monthly rental rate [4]	3.95%	3.90%		1%
Period end rental equipment [1]	$232,995	$221,817	$11,178	5%
Period end utilization [3]	59.8%	71.5%		(16)%
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

nm = Not meaningful

Portable Storage’s gross profit for 2024 decreased $5.0 million, or 7%, to $63.9 million. For the year ended December 31, 2024 compared to the year ended December 31, 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $4.6 million, or 6%, due to 7% lower average rental equipment on rent, partly offset by 1% higher average monthly rental rates in 2024. As a percentage of rental revenues, depreciation was 6% and 5% in 2024 and 2023, respectively, and other direct costs were 8% and 10% in 2024 and 2023, respectively, which resulted in gross margin percentage of 86% in 2024, compared to 85% in 2023. The lower rental revenues and higher rental margins resulted in gross profit on rental revenues decreasing $3.5 million, or 6%, to $60.2 million in 2024.
•
Gross Profit on Rental Related Services – Rental related services revenues decreased $2.8 million, or 14%, compared to 2023. The decrease in rental related services revenues was primarily attributable to a reduction in delivery and return delivery revenues. The lower revenues coupled with lower gross margin percentage of 2% in 2024, compared to 9% in 2023, resulted in rental related services gross profit decreasing $1.5 million to $0.4 million, in 2024.
•
Gross Profit on Sales – Sales revenues increased $1.1 million, or 24%, primarily due to higher used equipment sales. The higher sales revenues and comparable gross margin of 38% in 2024, resulted in sales gross profit increasing $0.4 million, or 24%, to $2.1 million in 2024. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2024, Portable Storage’s selling and administrative expenses decreased $2.3 million, or 7%, to $29.2 million, compared to $31.5 million in 2023. The reduction in selling and administrative expenses was primarily the result of $2.5 million lower allocated corporate services, which in 2023 included transaction costs of $1.3 million, attributed to the divestiture of Adler Tanks.

TRS-RenTelco

For 2024, TRS-RenTelco’s total revenues decreased $13.0 million, or 9%, to $135.2 million, compared to 2023, primarily due to lower rental and other revenues, partly offset by higher sales revenues. Pre-tax income decreased $1.5 million, or 6%, to $23.2 million for 2024, primarily due to lower gross profit on rental and other revenues, partly offset by $1.9 million higher gross profit on sales revenues and a $4.0 million reduction in selling and administrative expenses.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2024 compared to 2023

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Revenues
Rental	$101,797	$114,247	$(12,450)	(11)%
Rental related services	3,207	3,139	68	2%
Rental operations	105,004	117,386	(12,382)	(11)%
Sales	27,531	27,119	412	2%
Other	2,714	3,772	(1,058)	(28)%
Total revenues	135,249	148,277	(13,028)	(9)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	43,886	48,477	(4,591)	(9)%
Rental related services	2,605	2,670	(65)	(2)%
Other	20,277	20,642	(365)	(2)%
Total direct costs of rental operations	66,768	71,789	(5,021)	(7)%
Costs of sales	12,426	13,884	(1,458)	(11)%
Total costs of revenues	79,194	85,673	(6,479)	(8)%
Gross Profit
Rental	37,634	45,128	(7,494)	(17)%
Rental related services	602	469	133	28%
Rental operations	38,236	45,597	(7,361)	(16)%
Sales	15,105	13,235	1,870	14%
Other	2,714	3,772	(1,058)	(28)%
Total gross profit	56,055	62,604	(6,549)	(10)%
Expenses:
Selling and administrative expenses	27,000	30,962	(3,962)	(13)%
Other income, net	(1,742)	(832)	910	nm
Income from operations	30,797	32,474	(1,677)	(5)%
Interest expense allocation	7,407	8,146	(739)	(9)%
Foreign currency exchange loss (gain)	215	(310)	525	nm
Pre-tax income	$23,175	$24,638	$(1,463)	(6)%
Other Selected Information
Adjusted EBITDA	$74,525	$83,903	$(9,378)	(11)%
Average rental equipment [1]	$362,558	$388,679	$(26,121)	(7)%
Average rental equipment on rent	$207,834	$228,787	$(20,953)	(9)%
Average monthly total yield [2]	2.34%	2.43%		(4)%
Average utilization [3]	57.3%	58.9%		(3)%
Average monthly rental rate [4]	4.08%	4.16%		(2)%
Period end rental equipment [1]	$342,110	$374,438	$(32,328)	(9)%
Period end utilization [3]	58.6%	55.9%		5%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2024 decreased $6.5 million, or 10%, to $56.1 million. For the year ended December 31, 2024 compared to the year ended December 31, 2023:

•
Gross Profit on Rental Revenues – Rental revenues decreased $12.5 million, or 11%, to $101.8 million, with depreciation expense decreasing $4.6 million, or 9%, and other direct costs decreasing $0.4 million, or 2%, resulting in a decrease in gross profit on rental revenues of $7.5 million, or 17%, in 2024 compared to 2023. As a percentage of rental revenues, depreciation was 43% and 42% in 2024 and 2023, respectively, and other direct costs were 20% and 18% in 2024 and 2023, respectively, which resulted in gross margin percentage of 37% in 2024, compared to 40% in 2023. The reduction in rental revenues was primarily attributed to 9% lower average rental equipment on rent and 2% lower average monthly rental rates.
•
Gross Profit on Sales – Sales revenues increased $0.4 million, or 2%, to $27.5 million in 2024. Gross profit on sales increased $1.9 million, or 14%, to $15.1 million, with a gross margin percentage of 55% in 2024, compared to 49% in 2023. The higher gross margin during the year was primarily attributed to an increase in margin on used equipment sales. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2024, TRS-RenTelco’s selling and administrative expenses decreased $4.0 million, or 13%, to $27.0 million, when compared to 2023. The reduction in selling and administrative expenses was primarily the result of $4.0 million lower allocated corporate services, which included transaction costs of $1.6 million in 2023 attributed to the divestiture of Adler Tanks.

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

Revenues from discontinued operations for the year ended December 31, 2023, was $9.4 million, compared to $98.2 million for the same period in 2022. Income from discontinued operations for the year ended December 31, 2023, was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million, compared to $11.8 million for the same period in 2022. Earnings per diluted share from discontinued operations for the year ended December 31, 2023 was $2.56, compared to $0.48 for the same period in 2022. For additional information on discontinued operations and the divestiture of Adler Tanks, refer to Note 5 to the consolidated financial statements.

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
•
Interest expense increased $28.3 million, due to 55% higher average debt levels of the Company, accompanied by 72% higher net average interest rates of 6.12% in 2023, compared to 3.55% in 2022.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 62%, 22% and 16%, respectively, compared to 50%, 22% and 27%, respectively, in 2022. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was less than 1% for 2023 and 1% for 2022.
•
The provision for income taxes resulted in an effective tax rate of 25.5% and 23.3% for the twelve months ended December 31, 2023 and 2022, respectively. The higher rate in 2023 was primarily due to changes in state business activity levels and nondeductible expenses.
•
Adjusted EBITDA increased $67.2 million, or 27%, to $318.4 million in 2023. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 45.

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

Mobile Modular – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$285,553	$206,070	$79,483	39%
Rental related services	114,511	74,756	39,755	53%
Rental operations	400,064	280,826	119,238	42%
Sales	155,267	97,046	58,221	60%
Other	6,905	1,339	5,566	nm
Total revenues	562,236	379,211	183,025	48%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	36,921	28,373	8,548	30%
Rental related services	75,390	49,910	25,480	51%
Other	86,983	76,819	10,164	13%
Total direct costs of rental operations	199,294	155,102	44,192	28%
Costs of sales	105,021	62,224	42,797	69%
Total costs of revenues	304,315	217,326	86,989	40%
Gross Profit
Rental	161,649	100,878	60,771	60%
Rental related services	39,121	24,847	14,274	57%
Rental operations	200,770	125,725	75,045	60%
Sales	50,246	34,822	15,424	44%
Other	6,905	1,339	5,566	nm
Total gross profit	257,921	161,885	96,036	59%
Selling and administrative expenses	138,574	85,769	52,805	62%
Other income	(2,329)	—	2,329	nm
Income from operations	121,676	76,116	45,560	60%
Interest expense allocation	29,724	8,657	21,067	nm
Pre-tax income	$91,952	$67,459	$24,493	36%
Other Selected Information
Adjusted EBITDA	$189,661	$121,981	$67,680	55%
Average rental equipment [1]	$1,093,086	$855,640	$237,446	28%
Average rental equipment on rent	$870,621	$667,559	$203,062	30%
Average monthly total yield [2]	2.18%	2.01%		8%
Average utilization [3]	79.7%	78.0%		2%
Average monthly rental rate [4]	2.73%	2.57%		6%
Period end rental equipment [1]	$1,163,704	$869,926	$293,778	34%
Period end utilization [3]	79.4%	80.3%		(1)%
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

For 2023, Mobile Modular’s selling and administrative expenses increased $52.8 million, or 62%, to $138.6 million, primarily due to increased employee salaries and benefit costs totaling $21.6 million, partly attributed to increased employee headcount from the Vesta Modular acquisition, $14.1 million higher allocated corporate expenses, which included $5.3 million of transaction costs primarily attributed to the divestiture of Adler Tanks. In addition, the Company had $10.7 million higher marketing and administrative costs compared to 2022, which included $7.7 million Vesta Modular transaction costs.

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

Portable Storage – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$74,536	$62,218	$12,318	20%
Rental related services	20,510	17,095	3,415	20%
Rental operations	95,046	79,313	15,733	20%
Sales	4,587	2,933	1,654	56%
Other	1,504	260	1,244	nm
Total revenues	101,137	82,506	18,631	23%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,514	2,799	715	26%
Rental related services	18,568	16,344	2,224	14%
Other	7,317	6,212	1,105	18%
Total direct costs of rental operations	29,399	25,355	4,044	16%
Costs of sales	2,858	1,849	1,009	55%
Total costs of revenues	32,257	27,204	5,053	19%
Gross Profit
Rental	63,705	53,207	10,498	20%
Rental related services	1,942	750	1,192	nm
Rental operations	65,647	53,957	11,690	22%
Sales	1,729	1,084	645	60%
Other	1,504	260	1,244	nm
Total gross profit	68,880	55,302	13,578	25%
Selling and administrative expenses	31,537	24,465	7,072	29%
Other income	(457)	—	457	nm
Income from operations	37,800	30,837	6,963	23%
Interest expense allocation	4,950	1,518	3,432	nm
Pre-tax income	$32,850	$29,319	$3,531	12%
Other Selected Information
Adjusted EBITDA	$46,690	$37,393	$9,297	25%
Average rental equipment [1]	$206,095	$169,997	$36,098	21%
Average rental equipment on rent	$159,391	$144,133	$15,258	11%
Average monthly total yield [2]	3.01%	3.05%		(1)%
Average utilization [3]	77.3%	84.8%		(9)%
Average monthly rental rate [4]	3.90%	3.60%		8%
Period end rental equipment [1]	$221,817	$184,919	$36,898	20%
Period end utilization [3]	71.5%	82.6%		(13)%
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

TRS-RenTelco – 2023 compared to 2022

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues
Rental	$114,247	$121,375	$(7,128)	(6)%
Rental related services	3,139	3,112	27	1%
Rental operations	117,386	124,487	(7,101)	(6)%
Sales	27,119	24,571	2,548	10%
Other	3,772	1,720	2,052	nm
Total revenues	148,277	150,778	(2,501)	(2)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	48,477	49,253	(776)	(2)%
Rental related services	2,670	2,592	78	3%
Other	20,642	21,327	(685)	(3)%
Total direct costs of rental operations	71,789	73,172	(1,383)	(2)%
Costs of sales	13,884	9,707	4,177	43%
Total costs of revenues	85,673	82,879	2,794	3%
Gross Profit
Rental	45,128	50,795	(5,667)	(11)%
Rental related services	469	520	(51)	(10)%
Rental operations	45,597	51,315	(5,718)	(11)%
Sales	13,235	14,864	(1,629)	(11)%
Other	3,772	1,720	2,052	119%
Total gross profit	62,604	67,899	(5,295)	(8)%
Selling and administrative expenses	30,962	27,245	3,717	14%
Other income	(832)	—	832	nm
Income from operations	32,474	40,654	(8,180)	(20)%
Interest expense allocation	8,146	3,294	4,852	nm
Foreign currency exchange (gain) loss	(310)	378	688	nm
Pre-tax income	$24,638	$36,982	$(12,344)	(33)%
Other Selected Information
Adjusted EBITDA	$83,903	$92,007	$(8,104)	(9)%
Average rental equipment [1]	$388,679	$383,235	$5,444	1%
Average rental equipment on rent	$228,787	$245,893	$(17,106)	(7)%
Average monthly total yield [2]	2.43%	2.63%		(8)%
Average utilization [3]	58.9%	64.2%		(8)%
Average monthly rental rate [4]	4.16%	4.11%		1%
Period end rental equipment [1]	$374,438	$395,214	$(20,776)	(5)%
Period end utilization [3]	55.9%	59.4%		(6)%
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

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, compliance with financial covenants in the Company’s revolving lines of credit and senior notes and the Company’s ability to meet future capital expenditure and working capital requirements. Management believes the exclusion of non-cash charges and non-operating transactions, including share-based compensation, transaction costs and gains on property sales is useful in measuring the Company’s cash available for operations and performance of the Company. Because management finds Adjusted EBITDA useful, the Company believes its investors will also find Adjusted EBITDA useful in evaluating the Company’s performance.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2024	2023	2022	2021	2020
Income from continuing operations	$231,727	$111,852	$103,309	$85,085	$96,121
Provision for income taxes	81,922	37,610	31,377	30,725	28,715
Interest expense	47,241	40,560	12,230	8,244	6,680
Depreciation and amortization	107,455	107,918	93,490	87,972	75,751
EBITDA	468,345	297,940	240,406	212,026	207,267
Share-based compensation	9,502	8,157	6,747	6,585	4,746
Transaction costs [3]	63,159	15,877	4,053	2,045	—
Other income, net [4]	(9,281)	(3,618)	—	—	—
Gain on merger termination from WillScot Mobile Mini [5]	(180,000)	—	—	—	—
Adjusted EBITDA [1]	$351,725	$318,356	$251,206	$220,656	$212,013
Adjusted EBITDA margin [2]	38%	39%	40%	41%	43%

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

For the year ended December 31, 2024, total Adjusted EBITDA from continuing and discontinued operations was $351.7 million, compared to $322.0 million for the same period in 2023, excluding the gain on sale of the divestiture of Adler Tanks. For the years ended December 31, 2024 and 2023, the total Adjusted EBITDA from continuing operations was $351.7 million and $318.4 million, respectively, and the total Adjusted EBITDA from discontinued operations in 2023 was $3.7 million.

The following table reconciles Adjusted EBITDA on a combined basis, including both continuing and discontinued operations, to the net cash provided by operating activities on the Company's consolidated statement of cash flows.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

(dollar amounts in thousands)	Year Ended December 31,
	2024	2023	2022	2021	2020
Adjusted EBITDA [1]	$351,725	$322,038	$288,866	$248,617	$241,023
Interest paid	(48,324)	(38,603)	(14,775)	(10,326)	(9,050)
Income taxes paid, net of refunds received	(36,524)	(91,565)	(27,362)	(9,087)	(34,903)
Gain on sale of used rental equipment	(35,085)	(31,642)	(37,979)	(25,441)	(19,329)
Foreign currency exchange (gain) loss	215	(310)	378	210	(78)
Amortization of debt issuance costs	66	8	16	15	11
Change in certain assets and liabilities:
Accounts receivable, net	8,026	(35,143)	(30,524)	(23,946)	4,783
Prepaid expenses and other assets	6,887	(29,326)	(16,484)	(6,816)	3,807
Accounts payable and other liabilities	128,981	(14,208)	8,595	11,155	3,229
Deferred income	(1,592)	14,094	23,701	9,082	(8,989)
Net cash provided by operating activities	$374,375	$95,343	$194,432	$193,463	$180,504

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and non-operating transactions

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2024, the actual ratio was 3.19 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2024, the actual ratio was 1.68 to 1.

At December 31, 2024, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2024 as compared to 2023 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flows of $374.4 million for 2024, compared to $95.3 million in 2023. The $279.0 million increase in net cash provided by operating activities was primarily attributable to the gain on merger termination from WillScot Mobile Mini after transaction costs, which contributed $86.0 million to net income during the year, and the $61.5 million gain on sale of discontinued operations of Adler Tanks included in operating activities during 2023. Further, operating activities provided for an $61.6 million increase in accounts payable and a $43.9 million decrease in accounts receivable, as compared to 2023, which contributed to the net change in cash provided.

Cash Flows from Investing Activities: Net cash used in investing activities was $150.8 million for 2024, compared to $391.9 million in 2023. The $241.1 million reduction in net cash used was primarily due to the $462.1 million paid for the business acquisitions of Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing in 2023, partly offset by $268.0 million in proceeds received from the sale of the Adler Tanks business. The net effect of these transaction in 2023 was $194.1 million in cash used by investing activities.

Cash Flows from Financing Activities: Net cash used in financing activities was $223.7 million in 2024, compared to net provided of $296.4 million in 2023. The change in net cash during 2024 was primarily due to reduced borrowings under bank lines of credit and note purchase agreements. The borrowings in 2023 were primarily attributed to the funding of the Vesta Modular, Brekke Storage, Dixie Storage and Inland Leasing acquisitions, and capital needs for the tax obligations arising from the divestiture of Adler Tanks.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flows from operations, proceeds from the sale of rental equipment and from borrowings. During the year ended December 31, 2024, the Company entered into a merger agreement with WillScot Mobile Mini, which was subsequently terminated, resulting in proceeds received of $116.8 million, net of transaction costs, which were primarily used to paydown outstanding borrowings on bank lines of credit. Comparatively, in 2023 the Company sold its Adler Tanks business, generating a total of $202.7 million in net proceeds, which were primarily used to expand the Company's rental asset fleet through the purchase of Vesta Modular. These types of transactions are considered nonrecurring to the Company and not a normal part of continuing operations. Sales of rental equipment occur routinely as a normal part of the Company’s rental businesses. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

As the following table indicates, cash flow provided by operating activities and proceeds from sales of used rental equipment have been greater than rental equipment purchases over the past three years.

Funding of Rental Asset Growth

(amounts in thousands)	Year Ended December 31,			Three Year
	2024	2023	2022	Totals
Cash provided by operating activities	$374,375	$95,343	$194,432	$664,150
Proceeds from sales of used rental equipment	68,453	66,168	73,879	208,500
Proceeds from sale of discontinued operation, net of tax	—	202,706	—	202,706
Proceeds from Willscot Mobile Mini merger termination, net of transaction costs	116,841	—	—	116,841
Cash available for purchase of rental equipment	559,669	364,217	268,311	1,192,197
Purchases of rental equipment	(191,231)	(229,679)	(187,689)	(608,599)
Cash available for other purposes	$368,438	$134,538	$80,622	$583,598

In addition to increasing its rental assets, the Company has periodically made acquisitions of businesses and business assets. During the year ended December 31, 2023, the Company transacted a total of $462.1 million in acquisition related costs. There were no acquisition related transactions during the years ended December 31, 2024 and 2022, respectively. The Company had other capital expenditures for property, plant and equipment of $40.2 million in 2024, $44.0 million in 2023 and $17.6 million in 2022, and has used cash to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $46.8 million, $45.6 million and $44.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2024, 2023 and 2022. As of December 31, 2024, 2,000,000 shares remain authorized for repurchase under the Repurchase Plan.

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, of which as of December 31, 2024, $73.0 million was utilized through the term loan entered on April 23, 2024, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

At December 31, 2024, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $342.4 million was outstanding and had the capacity to borrow up to an additional

$307.6 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2024, the actual ratio was 3.19 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2024, the actual ratio was 1.68 to 1.

At December 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On June 8, 2023, the Company entered into a Second Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series D and Series E Notes previously issued pursuant to the Prior Amended and Restated Note Purchase Agreement, among the Company and the other parties to the Note Purchase Agreement. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 2.57% Series D Senior Notes, due March 17, 2028, and (ii) $60.0 million aggregate principal amount of its 2.35% Series E Senior Notes, due June 16, 2026, to which the terms of the Note Purchase Agreement shall apply.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes were primarily used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2024, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40.0 million Series B Senior Notes. At December 31, 2024, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2024, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2024, the actual ratio was 3.19 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2024, the actual ratio was 1.68 to 1.

At December 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

At December 31, 2024, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2027, outstanding amounts under our 2.35%, 2.57% and 6.25% senior notes due in 2026, 2028 and 2030, respectively, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance. The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2024 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit and term loan	$415,440	$—	$415,440	$—	$—
6.25% Series F senior notes due in 2030	103,126	4,688	9,375	9,375	79,688
2.57% Series D senior notes due in 2028	43,598	1,028	2,056	40,514	—
2.35% Series E senior notes due in 2026	62,115	1,410	60,705	—	—
Operating leases for facilities	12,094	5,231	4,331	1,638	894
Total contractual obligations	$636,373	$12,357	$491,907	$51,527	$80,582

The Company believes that its needs for working capital and capital expenditures through 2025 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

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

To the extent that the useful lives of all of our rental equipment were to decrease or increase by one year, the Company estimates the annual depreciation expense would increase or decrease by approximately $5.0 million. If the estimated residual values of all of our rental equipment were to change one percentage point, the Company estimates the annual depreciation expense would change by approximately $1.0 million. Any changes in depreciation expense as a result of a change in useful lives or residual values would result in a proportional increase or decrease in the gross profit the Company would recognize upon the ultimate sale of the equipment.

Maintenance, repair and refurbishment - Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as portable storage office conversions, restrooms, sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. The Company capitalized $17.0 million in extended life or value added refurbishments in 2024. Changes in these policies to expense these costs as incurred could impact the Company’s financial results.

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

Impairment of goodwill and intangible assets - The Company’s goodwill is not amortized to expense, the Company assesses whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. These impairment assessments occur annually, or more frequently if an event occurs, or circumstances change in the interim that would indicate that it was more likely than not the fair value had reduced below its carrying value. Application of the goodwill impairment assessment requires judgement including the identification of reporting units, assignment of assets and liabilities to reporting units, business projections including changes in pricing, rental and sale activity and costs, long term growth rates and discount rates. In 2024, 2023 and 2022 the Company performed qualitative assessments taking into consideration the market value of the Company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions, concluding that the fair value of the reporting units substantially exceeded the respective reporting units carrying value, including goodwill.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 2.35%, 2.57% and 6.25% senior notes due in 2026, 2028 and 2030, respectively, and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2024. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series E, Series D and Series F Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2024.

(dollar amounts in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Estimated Fair Value
Revolving lines of credit and term loan	$—	$—	$415,440	$—	$—	$—	$415,440	$415,440
Weighted average interest rate	—	—	6.94%	—	—	—	6.94%
2.35% Series E senior notes due in 2026	$—	$60,000	$—	$—	$—	$—	$60,000	$57,285
Stated interest rate	—	2.35%	—	—	—	—	2.35%
2.57% Series D senior notes due in 2028	$—	$—	$—	$40,000	$—	$—	$40,000	$36,366
Stated interest rate	—	—	—	2.57%	—	—	2.57%
6.25% Series F senior notes due in 2030						$75,000	$75,000	$75,725
Stated interest rate	—	—	—	—	—	6.25%	6.25%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition and a wholly owned Indian subsidiary, TRS-RenTelco India Private Limited, in 2013. The Company commenced the closure of its Indian operations during 2017. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2024, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.

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

February 19, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2025 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 3 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, California

February 19, 2025

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2024	2023
Assets
Cash	$807	$877
Accounts receivable, net of allowance for credit losses of $2,866 at December 31, 2024 and $2,801 at December 31, 2023	219,342	227,368
Rental equipment, at cost:
Relocatable modular buildings	1,414,367	1,291,093
Portable storage containers	240,846	236,123
Electronic test equipment	343,982	377,587
	1,999,195	1,904,803
Less: accumulated depreciation	(611,536)	(575,480)
Rental equipment, net	1,387,659	1,329,323
Property, plant and equipment, net	197,439	169,114
Inventories	14,304	15,425
Prepaid expenses and other assets	80,477	87,364
Intangible assets, net	54,332	64,588
Goodwill	323,224	323,224
Total assets	$2,277,584	$2,217,283
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$590,208	$762,975
Accounts payable	60,082	58,760
Accrued liabilities	113,961	108,763
Deferred income	109,836	111,428
Deferred income taxes, net	280,129	241,555
Total liabilities	1,154,216	1,283,481
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,551 shares as of December 31, 2024 and 24,496 shares as of December 31, 2023	116,253	111,122
Retained earnings	1,007,115	822,796
Accumulated other comprehensive loss	—	(116)
Total shareholders’ equity	1,123,368	933,802
Total liabilities and shareholders’ equity	$2,277,584	$2,217,283

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenues
Rental	$489,929	$474,336	$389,663
Rental related services	148,498	138,160	94,963
Rental operations	638,427	612,496	484,626
Sales	262,290	207,165	147,720
Other	10,225	12,181	3,319
Total revenues	910,942	831,842	635,665
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	88,267	88,912	80,425
Rental related services	103,419	96,628	68,846
Other	109,116	114,942	104,358
Total direct costs of rental operations	300,802	300,482	253,629
Costs of sales	174,725	137,727	91,828
Total costs of revenues	475,527	438,209	345,457
Gross profit	435,415	393,633	290,208
Expenses:
Selling and administrative expenses	200,432	207,539	142,914
Other income, net	(9,281)	(3,618)	—
Income from operations	244,264	189,712	147,294
Interest expense	47,241	40,560	12,230
Foreign currency exchange loss (gain)	215	(310)	378
Gain on merger termination from WillScot Mobile Mini (Note 1)	(180,000)	—	—
WillScot Mobile Mini transaction costs	63,159	—	—
Income from continuing operations before provision for income taxes	313,649	149,462	134,686
Provision for income taxes from continuing operations	81,922	37,610	31,377
Income from continuing operations	231,727	111,852	103,309

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	1,709	15,334
Provision for income taxes from discontinued operations	—	453	3,505
Gain on sale of discontinued operations, net of tax	—	61,513	—
Income from discontinued operations	—	62,769	11,829

Net income	$231,727	$174,621	$115,138

Earnings per share from continuing operations:
Basic	$9.44	$4.57	$4.24
Diluted	$9.43	$4.56	$4.21
Earnings per share from discontinued operations:
Basic	$—	$2.57	$0.49
Diluted	$—	$2.56	$0.48
Earnings per share:
Basic	$9.44	$7.14	$4.73
Diluted	$9.43	$7.12	$4.70
Shares used in per share calculation:
Basic	24,541	24,469	24,353
Diluted	24,570	24,529	24,519
Cash dividends declared per share	$1.90	$1.86	$1.82
The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$231,727	$174,621	$115,138
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	—	(38)	(24)
Comprehensive income	$231,727	$174,583	$115,114

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2021	24,260	$108,610	$623,465	$(54)	$732,021
Net income	—	—	115,138	—	115,138
Share-based compensation	—	8,009	—	—	8,009
Common stock issued under stock plans, net of shares withheld for employee taxes	128	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(6,539)	—	—	(6,539)
Dividends accrued at $1.82 per share	—	—	(44,660)	—	(44,660)
Other comprehensive loss	—	—	—	(24)	(24)
Balance at December 31, 2022	24,388	110,080	693,943	(78)	803,945
Net income	—	—	174,621	—	174,621
Share-based compensation	—	8,275	—	—	8,275
Common stock issued under stock plans, net of shares withheld for employee taxes	108	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(7,233)	—	—	(7,233)
Dividends accrued at $1.86 per share	—	—	(45,768)	—	(45,768)
Other comprehensive loss	—	—	—	(38)	(38)
Balance at December 31, 2023	24,496	111,122	822,796	(116)	933,802
Net income	—	—	231,727	—	231,727
Share-based compensation	—	9,502	—	—	9,502
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,371)	—	—	(4,371)
Dividends accrued at $1.90 per share	—	—	(47,408)	—	(47,408)
Other comprehensive loss reclassification adjustment	—	—	—	116	116
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$—	$1,123,368

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$231,727	$174,621	$115,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,455	109,375	111,344
Deferred income taxes (benefits)	38,574	(16,952)	4,486
Provision for credit losses	1,890	2,633	837
Share-based compensation	9,502	8,275	8,009
Gain on sale of property, plant and equipment	(9,281)	(3,618)	—
Gain on sale of discontinued operations	—	(61,513)	—
Gain on sale of used rental equipment	(35,085)	(31,642)	(37,979)
Foreign currency exchange loss (gain)	215	(310)	378
Amortization of debt issuance costs	66	8	16
Change in:
Accounts receivable	6,136	(37,776)	(31,361)
Inventories	1,121	(779)	(6,055)
Prepaid expenses and other assets	6,887	(28,547)	(10,429)
Accounts payable	11,836	(49,761)	8,996
Accrued liabilities	4,924	17,235	7,351
Deferred income	(1,592)	14,094	23,701
Net cash provided by operating activities	374,375	95,343	194,432
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	268,012	—
Purchases of rental equipment	(191,231)	(229,679)	(187,689)
Purchases of property, plant and equipment	(40,228)	(43,989)	(17,617)
Cash paid for acquisition of businesses	—	(458,315)	—
Cash paid for acquisition of business assets	—	(3,767)	—
Proceeds from sales of used rental equipment	68,453	66,168	73,879
Proceeds from sales of property, plant and equipment	12,251	9,702	—
Net cash used in investing activities	(150,755)	(391,868)	(131,427)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(172,560)	274,225	47,275
Borrowings under term note agreement	—	75,000	—
Principal payment of Series C senior notes	—	—	(60,000)
Taxes paid related to net share settlement of stock awards	(4,371)	(7,233)	(6,539)
Payment of dividends	(46,759)	(45,556)	(44,269)
Net cash (used in) provided by financing activities	(223,690)	296,436	(63,533)
Effect of foreign currency exchange rate changes on cash	—	9	(6)
Net decrease in cash	(70)	(80)	(534)
Cash balance, beginning of period	877	957	1,491
Cash balance, end of period	$807	$877	$957
Supplemental Disclosure of Cash Flow Information:
Gain on merger termination, net of transaction costs, presented under net cash provided by operating activities	$116,841	$—	$—
Interest paid, during the period	$48,324	$38,603	$14,775
Net income taxes paid, during the period	$36,524	$91,565	$27,362
Dividends accrued during the period, not yet paid	$12,482	$12,010	$11,227
Rental equipment acquisitions, not yet paid	$5,393	$16,653	$13,220

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental divisions; relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2024, the Company was comprised of four reportable business segments: modular building segment ("Mobile Modular"), portable storage container segment (“Portable Storage”), electronic test equipment segment (“TRS-RenTelco”) and classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

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

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated merger during year ended December 31, 2024, were $63.2 million. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $116.8 million during the year ended December 31, 2024. The Company determined that the transaction costs incurred on the terminated merger were significant and required separate presentation on the Company's consolidated statements of income for the year ended December 31, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses and reported them separately on the consolidated statements of income as non-operating expenses.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2024, 2023 and 2022.

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

Inventories

Inventories consist of raw materials and work-in-process. Inventories are measured at the lower of actual cost or net realizable value for acquired units and estimated standard costs for manufactured units. Net realizable value is defined as the value for which an asset can be sold, less the estimated costs of selling such asset. The costs include expenditures incurred in acquiring the inventories, manufacturing, production costs, and other costs incurred in bringing them to their existing location and condition .

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

Property, plant and equipment from continuing operations consist of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2024	2023
Land	Indefinite	$88,605	$75,143
Land improvements	20 – 50	77,221	65,931
Buildings	30	40,223	35,360
Furniture, office equipment and software	3 – 10	28,073	30,039
Vehicles and machinery	5 – 25	39,259	35,233
		273,381	241,706
Less: accumulated depreciation		(91,042)	(87,399)
		182,339	154,307
Construction in progress		15,100	14,807
		$197,439	$169,114

Property, plant and equipment depreciation expense was $8.9 million, $9.7 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Construction in progress at December 31, 2024 and 2023 consisted primarily of costs related to acquisition of land and land improvements. For information on the property, plant and equipment from discontinued operations, refer to Note 5 to the consolidated financial statements.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance, training and post implementation costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment. There were no capitalized internal use software costs during the year ended December 31, 2024, and the Company capitalized $0.2 million in internal use software during the year ended December 31, 2023.

Shipping Costs

The Company includes third party costs to deliver rental equipment to customers in costs of rental related services and costs of sales.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $6.2 million, $5.9 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill. At December 31, 2024 and 2023, goodwill and trade name intangible assets from continuing operations which have indefinite lives totaled $323.4 million for both periods. For information on goodwill and trade name intangible assets from discontinued operations, refer to Note 5 to the consolidated financial statements.

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

The Company conducted its annual impairment analysis in the fourth quarter of 2024. The impairment analysis did not result in an impairment charge for the fiscal year ended 2024. There were no impairment charges in 2023 or 2022. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2024	2023	2022
Weighted-average common stock for calculating basic earnings per share	24,541	24,469	24,353
Effect of potentially dilutive securities from equity-based compensation	29	60	166
Weighted-average common stock for calculating diluted earnings per share	24,570	24,529	24,519

In 2024, there were 37,214 shares which had an anti-dilutive effect on the computation of diluted earnings per share that required exclusion. In both 2023 and 2022, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the

Company’s Board of Directors at any time. In the twelve months ended December 31, 2024, 2023 and 2022 there were no shares of common stock repurchased. As of December 31, 2024, 2,000,000 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $69.6 million at December 31, 2024 and $59.5 million at December 31, 2023. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for credit losses in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for credit losses when an account is determined to be uncollectable. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues. The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay. The Company recognized credit losses of $1.9 million, $2.6 million and $0.8 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively. The allowance for credit losses was $2.9 million, $2.8 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The allowance for credit loss activity was as follows:

(in thousands)	2024	2023
Beginning balance, January 1	$2,801	$2,300
Provision for credit losses	1,890	2,633
Acquired reserve from Vesta Modular (see Note 4)	—	250
Derecognition of reserve from discontinued operations (see Note 5)	—	(450)
Write-offs, net of recoveries	(1,825)	(1,932)
Ending balance, December 31	$2,866	$2,801

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Net Investment in Sales-Type Leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its Mobile Modular and TRS-RenTelco operating segments. Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset. The net investment in sales-type leases was $6.7 million at December 31, 2024 and $3.7 million at December 31, 2023. The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2024. The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay. Lease receivables are considered past due 90 days after invoice. The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following: historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts. The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers. The Company does not own available for sale debt securities or other financial assets at December 31, 2024.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which has an estimated fair value of $169.4 million and $169.2 million, as of December 31, 2024 and 2023, respectively, compared to the recorded value of $175.0 million in both periods. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which will require Companies to disclose annually the specific categories in income tax rate reconciliations, provide additional information for reconciling items which meet a quantitative threshold, and disaggregate domestic and foreign income or loss from continuing operations. Additionally, this ASU will also require the disclosure of income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. This ASU is effective for fiscal years beginning after December 15, 2024, and applied on a prospective basis. The Company is in the process of evaluating the financial statement impact of this ASU.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective December 15, 2024, the Company adopted ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (Topic 280), which requires public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating reportable business segments. In addition, the ASU requires that a public entity disclose significant segment expenses that are regularly provided to the chief operating decision maker, an amount for other segment items by reportable business segment, including a description of its composition, and the primary measures of a business segment's profit or loss in assessing segment performance. The adoption of this new guidance resulted in changes to "Note 16. Segment Reporting" to the consolidated financial statements, impacting the presentation and disclosure of the Company's four reportable business segments.

Effective January 1, 2024, the Company adopted ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which requires a lessee involved in a common control lease agreement to amortize leasehold improvements over the useful life of the improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset. If the lessor obtains the right to control the use of the underlying asset through a lease with another entity not within the same control group, the amortization period cannot exceed the period of the common control group. Furthermore, the ASU requires the accounting for a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

The value assigned to identifiable intangible assets was determined based on discounted estimated future cash flows associated with such assets to their present value. The combined acquired goodwill of $216.8 million reflects the strategic fit of Vesta Modular, Brekke Storage and Dixie Storage with the Company’s modular and portable storage business operations. The Company amortizes the acquired customer relationships over their expected useful lives of 11 years for Vesta Modular, 8 years for Brekke Storage and 9 years for Dixie Storage. The expected useful life for the non-compete agreements is 5 years. The trade name intangible acquired from the Vesta Modular acquisition was amortized over it's useful life of nine months. Goodwill is expected to have an indefinite life and will be subject to future impairment testing. The goodwill is deductible for tax purposes over 15 years.

The following table reports the actual results of the Company for the year ended December 31, 2024, and the unaudited pro forma financial information for the year ended December 31, 2023. The pro forma financial information shows the combined results of continuing operations of the Company and Vesta Modular as if the acquisition occurred as of the beginning of the period presented. The pro forma results include the effects of the amortization of the purchased intangible assets and depreciation expense of acquired rental equipment valuation step up, interest expense on the debt incurred to finance the acquisitions. A pro forma adjustment has been made to reflect the income taxes that would have been recorded at the combined federal and state statutory rate of 26.5% on the acquisitions’ combined net income. The pro forma results for the year ended December 31, 2023, have been adjusted to include transaction related costs. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of the future operations or the results that would have occurred had the acquisitions taken place in the periods noted below:

	(Unaudited)
	Year Ended December 31,
(dollar amounts in thousands, except for per share amounts)	2024	2023
	(Actual)	(Pro Forma)
Pro-forma total revenues	$910,942	$839,485
Pro-forma net income	$231,727	$174,325
Pro-forma basic earnings per share	$9.44	$4.56
Pro-forma diluted earnings per share	$9.43	$4.55

Vesta Modular
Actual total revenues		$110,504
Actual net income		$21,458
Actual basic earnings per share		$0.88
Actual diluted earnings per share		$0.87

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

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the Consolidated Statements of Income for the years ended December 31, 2023 and 2022:

(dollar amounts in thousands)	Year Ended December 31,
	2023	2022
Revenues
Rental	$6,520	$66,366
Rental related services	2,584	27,654
Rental operations	9,104	94,020
Sales	269	2,933
Other	65	1,205
Total revenues	9,438	98,158
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325	16,004
Rental related services	2,020	20,947
Other	1,270	12,422
Total direct costs of rental operations	4,614	49,373
Costs of sales	159	2,085
Total costs of revenues	4,773	51,458
Gross Profit
Rental	3,926	37,940
Rental related services	564	6,707
Rental operations	4,490	44,647
Sales	110	848
Other	65	1,205
Total gross profit	4,665	46,700
Selling and administrative expenses	2,582	28,428
Income from operations	2,083	18,272
Interest expense allocation	374	2,938
Income from discontinued operations before provision for income taxes	1,709	15,334
Provision for income taxes from discontinued operations	453	3,505
Income from discontinued operations	$1,256	$11,829

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

For the year ended December 31, 2023, significant operating and investing items related to Adler Tanks were as follows:

December 31,
(in thousands)	2023
Operating activities of discontinued operations:
Depreciation and amortization	$1,457
Gain on sale of used rental equipment	(111)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269
Purchases of rental equipment	(25)
Purchases of property, plant and equipment	(40)

NOTE 6. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately. Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company uses the interest rate stated in the lease as the discount rate. If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments. Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised. These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years. The amount of payments associated with such options is not material. Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less. The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases. At December 31, 2024 and 2023 the Company’s ROU assets and operating lease liabilities were $12.6 million and $14.8 million, respectively, which are recorded in Prepaid expenses and other assets and Accrued liabilities on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2024 and 2023, operating lease expense was $6.4 million and $6.7 million, respectively, which included short term lease expense of $0.3 million and $0.1 million, respectively. At December 31, 2024 and 2023, the weighted-average remaining lease term for operating leases was 3.5 years and the weighted average discount rate was 5.37% and 4.94%, respectively. The Company had no sub-lease income or finance leases during the years ended December 31, 2024 and 2023.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,035	$6,441

Right of use assets obtained in exchange for lease obligations:
Operating leases	$6,248	$10,058

As of December 31, 2024, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2025	$5,735
2026	3,063
2027	2,042
2028	1,355
2029	541
Thereafter	894
Total lease payments	13,630
Less: imputed interest	(1,013)
$12,617

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

As of December 31, 2024, maturities of operating lease payments to be received in 2025 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2025	$177,149
2026	65,257
2027	27,516
2028	11,405
2029	3,838
Thereafter	943
$286,108

In the year ended December 31, 2024, the Company’s lease revenues from continuing operations were $591.9 million, consisting of $589.3 million of operating lease revenues and $2.6 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. For the year ended December 31, 2024, the Company’s finance lease revenues included $2.0 million of sales revenues and $0.6 million of interest income. The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2024
Gross minimum lease payments receivable	$8,543
Less – unearned interest	(1,874)
Net investment in finance lease receivables	$6,669

As of December 31, 2024, the future minimum lease payments under non-cancelable finance leases to be received in 2025 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2025	$2,541
2026	1,251
2027	1,012
2028	1,063
2029	802
Total minimum future lease payments to be received	$6,669

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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $35.4 million and $40.7 million at December 31, 2024 and 2023, respectively. Sales revenues totaling $35.4 million were recognized during the year ended December 31, 2024, which were included in the contract liability balance at December 31, 2023. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $13.0 million and $8.7 million at December 31, 2024 and 2023, respectively. The Company did not recognize any material contract asset impairments during the years ended December 31, 2024 and 2023.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of December 31, 2024, approximately $57.0 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. We expect to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. As of December 31, 2024, approximately $267.4 million of revenue was recognized for sales and non-lease services transferred at a point in time and approximately $51.7 million of revenue was recognized for sales and non-lease services transferred over time.

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

The following table disaggregates the Company’s revenues from continuing operations by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2024, 2023 and 2022:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Year Ended December 31,
2024
Leasing	$414,195	$71,999	$105,662	$—	$591,856
Non-lease:
Rental related services	34,778	16,565	2,777	—	54,120
Sales	183,234	5,695	25,499	45,830	260,258
Other	3,159	238	1,311	—	4,708
Total non-lease	221,171	22,498	29,587	45,830	319,086
Total revenues	$635,366	$94,497	$135,249	$45,830	$910,942

2023
Leasing	$367,753	$77,181	$119,134	$—	$564,068
Non-lease:
Rental related services	36,734	19,250	2,658	—	58,642
Sales	155,267	4,587	24,951	20,192	204,997
Other	2,482	119	1,534	—	4,135
Total non-lease	194,483	23,956	29,143	20,192	267,774
Total revenues	$562,236	$101,137	$148,277	$20,192	$831,842

2022
Leasing	$267,779	$63,422	$125,695	$—	$456,896
Non-lease:
Rental related services	14,348	16,082	2,579	—	33,009
Sales	97,045	2,933	21,267	23,170	144,415
Other	39	69	1,237	—	1,345
Total non-lease	111,432	19,084	25,083	23,170	178,769
Total revenues	$379,211	$82,506	$150,778	$23,170	$635,665

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

Other Income, net

Other income, net consists of the net gain on sales of property, plant and equipment. These sales are generally recognized at a point in time, with contractually defined performance obligations that are typically transferred upon the closing date of the sale. These types of sales are infrequent in occurrence and reported on the consolidated statements of income within the scope of ASC 610, Other Income. Proceeds to be received from the sale of property, plant and equipment are included in Accounts receivable on the Company's consolidated balance sheets.

NOTE 8. NOTES PAYABLE

Notes payable consists of the following:

(in thousands)	December 31,
	2024	2023
Unsecured revolving lines of credit and term loan	$415,440	$588,000
2.35% Series E senior notes due in 2026	60,000	60,000
2.57% Series D senior notes due in 2028	40,000	40,000
6.25% Series F senior notes due in 2030	75,000	75,000
	590,440	763,000
Unamortized debt issuance cost	(232)	(25)
	$590,208	$762,975

As of December 31, 2024, the future minimum payments under the unsecured revolving lines of credit, 2.35% Series E senior notes, 2.57% Series D senior notes and 6.25% Series F senior notes due in 2026, 2028 and 2030, respectively, are as follows:

(in thousands)
Year Ended December 31,
2025	$—
2026	60,000
2027	415,440
2028	40,000
2029	—
Thereafter	75,000
$590,440

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

At December 31, 2024, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $342.4 million was outstanding and had the capacity to borrow up to an additional $307.6 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2024 the actual ratio was 3.19 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2024, the actual ratio was 1.68 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either: (i) SOFR plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for SOFR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $650.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2024 and 2023, the applicable margins were 1.25% for SOFR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $20.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2024	2023
Maximum amount outstanding	$631,101	$591,000
Average amount outstanding	$555,225	$541,635
Weighted average interest rate, during the period	6.94%	6.63%
Prime interest rate, end of period	7.50%	8.50%

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September

27, 2030. The full net proceeds from the Series F Senior Notes were primarily used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2024, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40.0 million Series B Senior Notes. At December 31, 2024, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2024, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes and Series E Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2024, the actual ratio was 3.19 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2024, the actual ratio was 1.68 to 1.

At December 31, 2024, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 9. INCOME TAXES

Income before provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2024	2023	2022
U.S.	$310,352	$234,188	$149,759
Foreign	3,296	228	261
	$313,648	$234,416	$150,020

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$31,127	$57,176	$19,480
State	10,518	(5,587)	8,708
Foreign	1,704	1,847	2,208
	43,349	53,436	30,396
Deferred:
U.S. Federal	31,852	4,892	4,563
State	6,693	1,481	(68)
Foreign	28	(14)	(9)
	38,573	6,359	4,486
Total	$81,922	$59,795	$34,882

The reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.8	4.9	4.9
State deferred tax apportionment change, net of federal benefit	0.3	(0.2)	(1.1)
Non-deductible transaction costs	—	0.3	—
Non-deductible executive compensation	0.4	0.4	0.6
Share-based compensation	(0.3)	(1.2)	(1.7)
Enactment of the Tax Cuts and Jobs Act	(0.1)	(0.2)	(0.2)
Valuation allowance	(0.1)	—	—
Other	0.1	0.5	(0.2)
	26.1%	25.5%	23.3%

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2024	2023
Deferred tax liabilities:
Accelerated depreciation	$285,835	$273,503
Prepaid costs currently deductible	13,572	12,567
Other	10,144	6,767
Total deferred tax liabilities	309,551	292,837
Deferred tax assets:
Accrued costs not yet deductible	15,909	13,742
Allowance for doubtful accounts	733	713
Net operating loss carry-forward	7,415	28,670
Deferred revenues	2,175	5,439
Share-based compensation	3,190	2,718
Total deferred tax assets	29,422	51,282
Deferred income taxes, net	$280,129	$241,555

The Company's tax loss carryforwards for the year ended December 31, 2024, were $33.7 million and $16.7 million for federal and state jurisdictions, respectively, which are expected to result in a future federal and state tax benefit of $7.1 million and $0.3 million, respectively. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations. The Company’s federal net operating loss carryforwards have an indefinite carryforward period. The Company’s state net operating loss carryforwards have differing carryforward periods. The Company anticipates that the available net operating losses as of December 31, 2024, will be utilized prior to their respective expiration dates.

In December 2016, the Company decided to exit the Bangalore, India branch operations of its TRS-RenTelco electronics division. The wind down of operations in India began in 2017. As a result, a valuation allowance was recorded against the deferred tax assets that resulted primarily from accumulated net operating loss carry forwards in India that management estimated the benefit of which will not be realized. As of December 31, 2024, the Company’s foreign net operating losses for tax purposes were $0.6 million. These loss carry forwards have expired at the end of 2024 and the associated deferred tax assets and valuation allowance have been removed.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant. The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit. In 2024, 2023 and 2022 exercise of share-based awards by employees resulted in an excess tax benefit of $0.9 million, $2.7 million and $2.6 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2024 and 2023. In addition, there have been no material changes in unrecognized benefits during 2024, 2023 and 2022.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying Consolidated Statements of Income for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2024, 2023 and 2022.

NOTE 10. BENEFIT PLANS

Stock Plans

The Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”), effective June 8, 2016, under which 2,000,000 shares of the common stock of the Company, plus the number of shares that remained available for grants of awards under the Company's 2007 Stock Option Plan (the “2007 Plan”) become available as a result of forfeiture, termination, or expiration of awards previously granted under the 2007 Plan, were reserved for the grant of equity awards to its employees, directors and consultants. The equity awards have a maximum term of 7 years at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date the equity award is granted. The 2016 Plan replaced the 2007 Plan.

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares. There were no significant modifications to the 2016 Plan or awards classified as liabilities in the year ended December 31, 2024.

For the years ended December 31, 2024, 2023 and 2022, the share-based compensation expense was $9.5 million, $8.3 million and $8.0 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $2.6 million, $2.2 million and $2.2 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2024, 2023 and 2022.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2024:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2021	217,408	$67.63
RSUs granted	95,028	77.79
RSUs vested	(114,274)	58.30
RSUs cancelled/forfeited/expired	(10,754)	70.10
Balance at December 31, 2022	187,408	76.74
RSUs granted	92,320	103.56
RSUs vested	(86,402)	50.98
RSUs cancelled/forfeited/expired	(21,649)	82.69
Balance at December 31, 2023	171,677	92.18
RSUs granted	101,340	114.64
RSUs vested	(90,070)	85.14
RSUs cancelled/forfeited/expired	(1,913)	95.33
Balance at December 31, 2024	181,034	$108.05	$20.2

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. The performance-based RSU grants issued in 2018 and thereafter vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met. There were 64,000 performance-based RSUs expected to vest as of December 31, 2024. Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 117,034 service-based RSUs expected to vest as of December 31, 2024. No forfeitures are currently expected. The total fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 based on the weighted average grant date values was $11.1 million, $8.6 million and $9.3 million, respectively.

Share-based compensation expense for RSUs for the years ended December 31, 2024, 2023 and 2022 was $9.5 million, $8.3 million and $7.9 million, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $10.9 million and is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options

As of December 31, 2024, no shares were outstanding under the 2016 Plan, and no options had been issued to the Company's non-employee advisors. Additionally, 929,012 shares remained available for issuance under the stock plans.

A summary of the Company’s option activity and related information for the three years ended December 31, 2024 is as follows:

	Number of options	Weighted- average price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Balance at December 31, 2021	274,630	$29.66
Options granted	—	—
Options exercised	(135,280)	25.61
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2022	139,350	33.59
Options granted	—	—
Options exercised	(139,110)	33.51
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2023	240	34.57
Options granted	—	—
Options exercised	(240)	34.57
Options cancelled/forfeited/expired	—	—
Balance at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—
Expected to vest after December 31, 2024	—	$—	—	$—

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was less than $0.1 million, $9.4 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, determined as of the date of option exercise. As of December 31, 2024, there was no unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans.

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

No options were granted in the years ended December 31, 2024, 2023 and 2022.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Each employee who has at least two months of service with the Company and is 21 years or older, is eligible to participate in the KSOP. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2024 dividends deducted by the Company were $0.4 million, which resulted in a tax benefit of approximately $0.1 million in 2024.

At December 31, 2024, the KSOP held 233,270 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2024 and 2023. As of December 31, 2024, 2,000,000 shares remain authorized for repurchase under the Repurchase Plan.

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

(in thousands)
Year Ended December 31,
2025	$5,231
2026	2,621
2027	1,710
2028	1,164
2029	474
Thereafter	894
$12,094

Facility rent expense was $9.0 million in 2024, $10.8 million in 2023 and $7.0 million in 2022.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance of $225,000 per claim. Beginning in 2019, the Company’s workers compensation insurance is underwritten by an insurance company with no stop-loss value and $350,000 for prior claim years. Insurance providers are responsible for making claim payments that exceed these amounts on an individual claim basis. In addition, the Company has stop loss insurance that pays for claim payments made during a twelve month coverage period that exceeds certain specified thresholds in the aggregate. The Company records an expense when health and workers compensation claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end. The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates. A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued. In addition, our assumptions will change as the Company’s loss experience develops. All of these factors have the potential to impact the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued. At December 31, 2024 and 2023, accruals for the Company’s health and workers’ compensation high deductible plans were $1.7 million and $1.6 million, respectively.

NOTE 13. INVENTORIES

The following table presents the carrying value of inventories:

(dollar amounts in thousands)	December 31,	December 31,
	2024	2023
Raw materials	$3,380	$3,806
Work-in-process	10,924	11,619
Inventories	$14,304	$15,425

NOTE 14. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during 2024. Changes in the carrying amount of goodwill during 2023 were as follows:

(dollar amounts in thousands)	Mobile Modular	Adler Tanks (Discontinued)	Total
Balance at December 31, 2022	$106,403	$25,902	$132,305
Goodwill acquired through business combination	216,821	—	216,821
Derecognition of goodwill divested	—	(25,902)	(25,902)
Balance at December 31, 2023	$323,224	$—	$323,224

Intangible assets from continuing operations consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
December 31, 2024
Customer relationships	8 to 11	6.9	$73,217	$(25,010)	$48,207
Non-compete agreements	5	2.8	10,556	(5,239)	5,317
Trade name	0.75 to 8	4.3	2,000	(1,363)	637
Total amortizing			85,773	(31,612)	54,161
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(31,612)	$54,332

December 31, 2023
Customer relationships	8 to 11	7.8	$73,217	$(17,003)	$56,214
Non-compete agreements	5	3.7	10,556	(3,141)	7,415
Trade name	0.75 to 8	5.3	2,000	(1,212)	788
Total amortizing			85,773	(21,356)	64,417
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(21,356)	$64,588

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2024, with no indicators of impairment. In addition, no impairment triggering events occurred during the year ended December 31, 2024. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The

Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the years ended December 31, 2024, 2023 and 2022 was $10.3 million, $10.7 million and $5.9 million, respectively. Based on the carrying values at December 31, 2024 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $10.2 million in 2025, $9.8 million in 2026, $9.6 million in 2027, $8.2 million in 2028 and $4.7 million in 2029. For information on intangible assets from discontinued operations refer to Note 5.

NOTE 15. RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the years ended December 31, 2024, 2023 and 2022, or amounts owed to related parties at such dates.

NOTE 16. SEGMENT REPORTING

During the quarter ended December 31, 2023, the Company determined that its Portable Storage business segment met the criteria for separate recognition as defined in the Accounting Standards Codification ("ASC") Topic 280, Segment Reporting. The guidance under this topic requires a public business entity to evaluate both quantitative and qualitative thresholds to determine the significance of a business segment and whether the separate reporting of a business segment enhances the users' understanding of the reporting entity's performance, future net cash flows and judgments. The Company evaluated the guidance within Topic 280 and made its determination to separately report the Portable Storage segment primarily due to the Company's continued growth in container fleet purchases and related increased revenues and improved profitability performance when compared to previously reported periods. In addition to this determination, the Company also divested its Adler Tanks business segment during the year ended December 31, 2023. Additional information regarding the divestiture of Adler Tanks can be found in Note 5 to the Consolidated Financial Statements.

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines the Company’s four reportable segments are Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex. The Company's Chief Operating Decision Maker ("CODM") Joe Hanna, Chief Executive Officer, and management focus on several key measures to evaluate and assess each segment’s performance including rental, rental related services and sales revenue growth, segment profit, and income before provision for income taxes. In addition to the evaluation of the aforementioned key measures of each reportable segment, the CODM and management evaluate supplemental information by reportable segment such as rental equipment acquisitions, fleet utilization, and average utilization to further assess segment performance and the future allocation of Company resources. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.

Summarized financial information from continuing operations for the years ended December 31, 2024, 2023 and 2022, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)		Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2024
Revenues
Rental revenues		$318,149	$69,983	$101,797	$ —	$489,929
Rental related services revenues		127,589	17,702	3,207	—	148,498
Sales		183,234	5,695	27,531	45,830	262,290
Other		6,394	1,117	2,714	—	10,225
Total revenues		635,366	94,497	135,249	45,830	910,942
Costs of Revenues
Depreciation of rental equipment		40,399	3,982	43,886	—	88,267
Rental related services		83,547	17,267	2,605	—	103,419
Other		83,023	5,816	20,277	—	109,116
Costs of sales		124,886	3,551	12,426	33,862	174,725
Total costs of revenues		331,855	30,616	79,194	33,862	475,527
Gross profit		303,511	63,881	56,055	11,968	435,415
Significant Segment Expenses [3]
Wages and benefits		57,741	13,812	10,368	4,859	86,781
Depreciation and amortization		13,712	1,432	107	383	15,634
Marketing and administrative expenses		17,276	6,102	5,342	2,323	31,043
Allocated corporate services [4]		47,146	7,212	10,716	—	65,074
Other segment items [5]		795	639	467	—	1,901
Total expenses		136,670	29,197	27,000	7,565	200,432
Other income, net		(6,220)	(1,319)	(1,742)	—	(9,281)
Segment profit		173,061	36,003	30,797	4,403	244,264
Interest expense (income) allocation		37,087	5,243	7,407	(2,496)	47,241
Foreign currency exchange loss		—	—	215	—	215
Income before provision for income taxes		$135,974	$30,760	$23,175	$6,899	$196,808
Reconciliation of Segment Profit (Loss)
Total segment gross profit						$435,415
Segment operating expenses, net						200,432
Other income, net						(9,281)
Interest expense allocation						47,241
Foreign currency exchange loss	`					215
Gain on merger termination from WillScot Mobile Mini (Note 1)						(180,000)
WillScot Mobile Mini transaction costs	`					63,159
Income (loss) before provision for income taxes						$313,649
Other Selected Information
Rental equipment acquisitions		$154,236	$8,106	$17,629	—	$179,971
Accounts receivable, net (period end)		$174,598	$10,455	$21,635	$12,654	$219,342
Rental equipment, at cost (period end)		$1,414,367	$240,846	$343,982	—	$1,999,195
Rental equipment, net book value (period end)		$1,060,364	$218,493	$108,802	—	$1,387,659
Utilization (period end) [2]		75.1%	59.8%	58.6%
Average utilization [2]		77.5%	64.9%	57.3%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2023
Revenues
Rental revenues	$285,553	$74,536	$114,247	$ —	$474,336
Rental related services revenues	114,511	20,510	3,139	—	138,160
Sales	155,267	4,587	27,119	20,192	207,165
Other	6,905	1,504	3,772	—	12,181
Total revenues	562,236	101,137	148,277	20,192	831,842
Costs of Revenues
Depreciation of rental equipment	36,921	3,514	48,477	—	88,912
Rental related services	75,390	18,568	2,670	—	96,628
Other	86,983	7,317	20,642	—	114,942
Costs of sales	105,021	2,858	13,884	15,964	137,727
Total costs of revenues	304,315	32,257	85,673	15,964	438,209
Gross profit	257,921	68,880	62,604	4,228	393,633
Significant Segment Expenses [3]
Wages and benefits	55,795	13,607	10,074	3,901	83,376
Depreciation and amortization	13,511	1,613	108	337	15,570
Marketing and administrative expenses	15,935	5,866	5,398	2,228	29,427
Allocated corporate services [4]	44,225	9,711	14,748	—	68,684
Other segment items [5]	9,109	740	634	—	10,482
Total expenses	138,574	31,537	30,962	6,466	207,539
Other income, net	(2,329)	(457)	(832)	—	(3,618)
Segment profit (loss)	121,676	37,800	32,474	(2,238)	189,713
Interest expense (income) allocation	29,724	4,950	8,146	(2,260)	40,560
Foreign currency exchange (gain) loss	—	—	(310)	—	(310)
Income before provision for income taxes	$91,952	$32,850	$24,638	$22	$149,462
Other Selected Information
Rental equipment acquisitions	$176,200	$27,967	$28,945	—	$233,112
Accounts receivable, net (period end)	$175,360	$16,057	$25,511	$10,440	$227,368
Rental equipment, at cost (period end)	$1,291,093	$236,123	$377,587	—	$1,904,803
Rental equipment, net book value (period end)	$967,712	$217,315	$144,296	—	$1,329,323
Utilization (period end) [2]	79.4%	71.5%	55.9%
Average utilization [2]	79.7%	77.3%	58.9%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2022
Revenues
Rental revenues	$206,070	$62,218	$121,375	$ —	$389,663
Rental related services revenues	74,756	17,095	3,112	—	94,963
Sales	97,046	2,933	24,571	23,170	147,720
Other	1,339	260	1,720	—	3,319
Total revenues	379,211	82,506	150,778	23,170	635,665
Costs of Revenues
Depreciation of rental equipment	28,373	2,799	49,253	—	80,425
Rental related services	49,910	16,344	2,592	—	68,846
Other	76,819	6,212	21,327	—	104,358
Costs of sales	62,224	1,849	9,707	18,048	91,828
Total costs of revenues	217,326	27,204	82,879	18,048	345,457
Gross profit	161,885	55,302	67,899	5,122	290,208
Significant Segment Expenses [3]
Wages and benefits	33,465	11,598	9,690	3,144	57,897
Depreciation and amortization	8,815	1,132	113	288	10,348
Marketing and administrative expenses	10,993	4,929	5,087	2,003	23,012
Allocated corporate services [4]	30,064	6,506	12,191	—	48,761
Other segment items [5]	2,431	300	164	—	2,895
Total expenses	85,769	24,465	27,245	5,435	142,914
Segment profit (loss)	76,116	30,837	40,654	(313)	147,294
Interest expense (income) allocation	8,657	1,519	3,294	(1,240)	12,230
Foreign currency exchange loss	—	—	378	—	378
Income before provision for income taxes	$67,459	$29,318	$36,982	$926	$134,686
Other Selected Information
Rental equipment acquisitions	$87,535	$34,072	$69,928	—	$191,535
Accounts receivable, net (period end)	$124,184	$14,923	$26,442	$4,302	$169,851
Rental equipment, at cost (period end)	$929,636	$193,632	$398,267	—	$1,521,535
Rental equipment, net book value (period end)	$637,151	$178,241	$174,924	—	$990,316
Utilization (period end) [2]	80.3%	82.6%	59.4%
Average utilization [2]	78.0%	84.8%	64.2%
1.
Gross Enviroplex sales revenues were $45,832, $22,615 and $24,164 in 2024, 2023 and 2022, respectively. There were $2, $2,423 and $992 inter-segment sales to Mobile Modular in 2024, 2023 and 2022, respectively, which have been eliminated in consolidation.
2.
Utilization is calculated each month by dividing the cost of rental equipment on rent by the total cost of rental equipment excluding new equipment inventory and accessory equipment. The average utilization for the period is calculated using the average costs of rental equipment.
3.
The Significant Segment Expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4.
Allocated corporate services costs are comprised of expenses incurred by the Company which are not directly incurred by each business segment as a part of their normal operations. These allocated indirect corporate costs primarily include wages and benefits, depreciation of corporate capital assets, information technology, legal, accounting and other administrative expenses.
5.
Other segment items for each reportable segment is primarily comprised of business acquisition and divestiture related transaction costs and credit losses.

No single customer accounted for more than 10% of total revenues during 2024, 2023 and 2022. Revenue from foreign country customers accounted for 2%, 3% and 4% of the Company’s total revenues for years 2024, 2023, and 2022, respectively. Mobile Modular purchased 18% of its modular units from one manufacturer during 2024 and 30% in both 2023 and 2022. There were no vendor or supplier concentrations for Portable Storage, TRS-RenTelco and Enviroplex during years 2024, 2023 and 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2024, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 55.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

(a) Amended and Restated Bylaws. On February 14, 2025, the Company’s Board of Directors approved the Company’s Amended and Restated Bylaws to clarify (i) the procedure for the right of shareholders to call special meetings, (ii) information to be provided by shareholders who submit proposals at the Company’s annual or special meetings, and (iii) streamlined various records and information available to shareholders and directors. The above description of the changes to the Company’s Amended and Restated Bylaws is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such bylaws filed herewith as an exhibit to this annual report.

McGrath RentCorp Involuntary Termination Severance Plan for Officers. On February 14, 2025, the Company’s Board of Directors approved the Company’s McGrath RentCorp Involuntary Termination Severance Plan for Officers which sets forth the benefits and obligations of the participants to the plan upon a change in control of the Company or involuntary termination of employment of such participants. This plan also superseded the Company’s McGrath RentCorp Change in Control Severance Plan applicable to the Chief Executive Officer and Chief Financial Officer of the Company. The description of the changes to the Company’s McGrath RentCorp Involuntary Termination Severance Plan for Officers is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such plan filed herewith as an exhibit to this annual report.

(b) During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

During the three months ended December 31, 2024, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

McGrath RentCorp 2025 Officer Cash Bonus Plan. On February 14, 2025, the Company’s Board of Directors approved the McGrath RentCorp Involuntary Termination Severance Plan for Officers which sets forth the benefits and obligations of the participants to the plan upon a change in control of the Company, involuntary termination of employment of such participants, or upon retirement, death or disability. The description of the changes to the Company’s McGrath RentCorp 2025 Officer Cash Bonus Plan is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such plan filed herewith as an exhibit to this annual report.

McGrath RentCorp 2016 Stock Incentive Plan, Notice of Restricted Stock Unit Award. On February 14, 2025, the Company’s Board of Directors approved amendments to the McGrath RentCorp 2016 Stock Incentive Plan, Notice of Restricted Stock Unit Award for non-employee directors which sets forth the benefits and obligations of the participants to the plan in the event of the participant’s death or disability. The description of the changes to the McGrath RentCorp 2016 Stock Incentive Plan, Notice of Restricted Stock Unit Award for Officers is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such plan filed herewith as an exhibit to this annual report.

McGrath RentCorp 2016 Stock Incentive Plan Notice of Restricted Stock Unit Award. On February 14, 2025, the Company’s Board of Directors approved the amendments to the McGrath RentCorp 2016 Stock Incentive Plan, Notice of Restricted Stock Unit Award, for employees which sets forth the benefits and obligations of the participants to the plan upon a change in control of the Company, involuntary termination of employment of such participants, or upon retirement, death or disability. The description of the changes to the McGrath RentCorp 2016 Stock Incentive Plan, Notice of Restricted Stock Unit Award for Officers is a summary and does not purport to be complete. It is subject to and qualified in its entirety by reference to such plan filed herewith as an exhibit to this annual report.. In the event of retirement, starting with the 2025 awards, directors will receive accelerated full vesting of RSUs rather than pro rata vesting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2024 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2024.

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

Filed as exhibit 1.02 to the Company’s Current Report on Form 8-K (filed February 1, 2023), and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (filed January 29, 2024), and incorporated herein by reference.

2.4	Termination Agreement, dated as of September 17, 2024, by and among WillScot Holdings Corporation, Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed September 18, 2024), and incorporated herein by reference.

3.1	Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed herewith.

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

Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.1

First Incremental Facility Amendment, dated as of April 23, 2024, to Second Amended and Restated Credit Agreement, dated as of July 15,2022, among the Company, Bank of America, N.A. as Administrative Agent and first incremental lender, and the guarantors named therein.

Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2024) and incorporated herein by reference.

4.2.2	Amended and Restated Guaranty, dated as of July 15, 2022, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.3	Amended and Restated Credit Facility Letter Agreement, dated as of August 19, 2022, between the Company and MUFG Union Bank, N.A.	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.

4.2.4	Amended and Restated Credit Line Note, dated as of August 19, 2022, in favor of MUFG Union Bank, N.A.	Filed as exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.
4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

Number	Description	Method of Filing

10.1†	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.1.1†	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.2†	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.1†	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.2†	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.3†	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.2.4†	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.3†	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.4†	McGraw RentCorp Involuntary Termination Severance Plan for Officers	Filed herewith.

10.5†	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.
10.5.1†	McGrath RentCorp 2024 Officer Cash Bonus Plan (certain portions of this exhibit have been omitted)	Filed herewith.

10.5.2†	McGrath RentCorp 2025 Officer Cash Bonus Plan (certain portions of this exhibit have been omitted)	Filed herewith.

10.6†	Form of Indemnification Agreement with Directors and Officers	Filed as exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2024), and incorporated herein by reference.

10.6.1†	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement - Corporate	Filed herewith.

10.6.2†	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement - Division Management	Filed herewith.

10.6.3†	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement - Enviroplex	Filed herewith.

10.6.4†	Form of 2016 Stock Incentive Plan Notice of Restricted Stock Unit Award	Filed herewith.

19.1	Amended and Restated McGrath RentCorp Insider Trading and Blackout Policy	Filed herewith.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97	McGrath RentCorp Compensation Recoupment Policy	Filed as exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (filed February 21, 2024), and incorporated herein by reference.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Date: February 19, 2025		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Nicolas Anderson	Director	February 19, 2025
NICOLAS ANDERSON

/s/ Kimberly A. Box	Director	February 19, 2025
KIMBERLY A. BOX

/s/ Smita Conjeevaram	Director	February 19, 2025
Smita Conjeevaram

/s/ William J. Dawson	Director	February 19, 2025
WILLIAM J. DAWSON

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 19, 2025
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Chairman of the Board	February 19, 2025
BRADLEY M. SHUSTER