Form 10-Q
period 2025-03-31
MCGRATH RENTCORP
filed 2025-04-24
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 23, 2025, 24,611,329 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) as of March 31, 2025, and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Francisco, California

April 24, 2025

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenues
Rental	$120,113	$120,332
Rental related services	33,916	29,580
Rental operations	154,029	149,912
Sales	38,926	35,069
Other	2,461	2,846
Total revenues	195,416	187,827
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,505	22,366
Rental related services	24,313	20,786
Other	27,652	29,010
Total direct costs of rental operations	73,470	72,162
Costs of sales	25,510	22,397
Total costs of revenues	98,980	94,559
Gross profit	96,436	93,268
Expenses:
Selling and administrative expenses	50,869	50,464
Other income, net	—	(9,281)
Income from operations	45,567	52,085
Interest expense	8,158	12,704
Foreign currency exchange (gain) loss	(5)	132
WillScot Mobile Mini transaction costs (Note 1)	—	9,354
Income before provision for income taxes	37,414	29,895
Provision for income taxes	9,205	7,047
Net income	28,209	22,848
Earnings per share:
Basic	$1.15	$0.93
Diluted	$1.15	$0.93
Shares used in per share calculation:
Basic	24,572	24,513
Diluted	24,622	24,564
Cash dividends declared per share	$0.485	$0.475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$28,209	$22,848
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	—	67
Comprehensive income	$28,209	$22,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2025	2024
Assets
Cash	$3,392	$807
Accounts receivable, net of allowance for credit losses of $2,866 at March 31, 2025 and at December 31, 2024	208,882	219,342
Rental equipment, at cost:
Relocatable modular buildings	1,414,535	1,414,367
Portable storage containers	240,348	240,846
Electronic test equipment	334,110	343,982
	1,988,993	1,999,195
Less: accumulated depreciation	(619,690)	(611,536)
Rental equipment, net	1,369,303	1,387,659
Property, plant and equipment, net	199,096	197,439
Inventories	17,114	14,304
Prepaid expenses and other assets	69,503	80,477
Intangible assets, net	51,773	54,332
Goodwill	323,224	323,224
Total assets	$2,242,287	$2,277,584
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$559,338	$590,208
Accounts payable	43,023	60,082
Accrued liabilities	104,463	113,961
Deferred income	116,910	109,836
Deferred income taxes, net	282,142	280,129
Total liabilities	1,105,876	1,154,216
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,606 shares as of March 31, 2025 and 24,551 shares as of December 31, 2024	113,181	116,253
Retained earnings	1,023,230	1,007,115
Total shareholders’ equity	1,136,411	1,123,368
Total liabilities and shareholders’ equity	$2,242,287	$2,277,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$—	$1,123,368
Net income	—	—	28,209	—	28,209
Share-based compensation	—	2,544	—	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	—	(12,094)
Other comprehensive income	—	—	—	—	—
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$—	$1,136,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	$933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$28,209	$22,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,400	27,187
Deferred income taxes	2,013	4,709
Provision for credit losses	361	253
Share-based compensation	2,544	2,209
Gain on sale of property, plant and equipment	—	(9,281)
Gain on sale of used rental equipment	(6,393)	(7,355)
Foreign currency exchange (gain) loss	(5)	132
Amortization of debt issuance costs	23	2
Change in:
Accounts receivable	10,099	15,165
Inventories	(2,810)	(9,123)
Prepaid expenses and other assets	10,974	5,298
Accounts payable	(15,109)	9,145
Accrued liabilities	(9,498)	(13,037)
Deferred income	7,074	11,268
Net cash provided by operating activities	53,882	59,420
Cash Flows from Investing Activities:
Purchases of rental equipment	(11,533)	(78,641)
Purchases of property, plant and equipment	(3,992)	(25,277)
Proceeds from sales of used rental equipment	12,822	13,554
Proceeds from sales of property, plant and equipment	—	12,251
Net cash used in investing activities	(2,703)	(78,113)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(30,894)	35,584
Taxes paid related to net share settlement of stock awards	(5,616)	(4,082)
Payment of dividends	(12,084)	(11,774)
Net cash (used in) provided by financing activities	(48,594)	19,728
Net increase in cash	2,585	1,035
Cash balance, beginning of period	807	877
Cash balance, end of period	$3,392	$1,912
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$9,145	$14,184
Net income taxes paid, during the period	$24	$479
Dividends accrued during the period, not yet paid	$12,471	$12,060
Rental equipment acquisitions, not yet paid	$3,439	$5,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2025, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 19, 2025 for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated merger totaled $9.4 million and $63.2 million for the three and twelve month periods ended March 31, 2024 and December 31, 2024, respectively. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $116.8 million during the year ended December 31, 2024. The Company determined that the transaction costs incurred on the terminated merger were significant and required separate presentation on the Company's consolidated statements of income for the year ended December 31, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses and reported them separately on the consolidated statements of income as non-operating expenses.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which will require Companies to disclose annually the specific categories in income tax rate reconciliations, provide additional information for reconciling items which meet a quantitative threshold, and disaggregate domestic and foreign income or loss from operations. Additionally, this ASU will also require the disclosure of income tax expense or benefit from operations disaggregated by federal, state and foreign. This ASU is effective for fiscal years beginning after December 15, 2024, and applied on a prospective basis. The Company is in the process of evaluating the financial statement impact of this ASU.

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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $48.0 million and $35.4 million at March 31, 2025 and December 31, 2024, respectively. Sales revenues totaling $14.9 million were recognized during the three months ended March 31, 2025, which were included in the contract liability balance at December 31, 2024. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $17.9 million and $13.0 million at March 31, 2025 and December 31, 2024, respectively. The Company did not recognize any material contract asset impairments during the periods ended March 31, 2025 and December 31, 2024, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of March 31, 2025, approximately $40.5 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next 12 months, with the remaining balance recognized thereafter. For the three months ended March 31, 2025, approximately $37.2 million of revenue was recognized for sales and non-lease services transferred at a point in time and approximately $10.3 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the three months ended March 31, 2025, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $6.4 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $2.3 million in 2026, $1.2 million in 2027, $1.0 million in 2028, $1.1 million in 2029 and $0.8 million in 2030. The Company’s assessment of current expected losses on these receivables was immaterial and therefore no credit loss expense was provided as of the three months ended March 31, 2025. Other revenues include interest income on finance leases and rental income on facility leases.

In the three months ended March 31, 2025, the Company’s lease revenues were $147.9 million, consisting of $147.1 million of operating lease revenues and $0.8 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three months ended March 31, 2025, include $0.6 million of sales revenues and $0.2 million of interest income.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2025 and 2024:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended March 31,
2025
Leasing	$104,764	$16,592	$26,564	$—	$147,920
Non-lease:
Rental related services	4,629	3,389	680	—	8,698
Sales	22,490	1,244	7,422	7,213	38,369
Other	36	40	353	—	429
Total non-lease	27,155	4,673	8,455	7,213	47,496
Total revenues	$131,919	$21,265	$35,019	$7,213	$195,416

2024
Leasing	$94,890	$19,030	$26,245	$—	$140,165
Non-lease:
Rental related services	4,272	4,391	623	—	9,286
Sales	25,326	1,212	6,539	1,719	34,796
Other	3,097	127	356	—	3,580
Total non-lease	32,695	5,730	7,518	1,719	47,662
Total revenues	$127,585	$24,760	$33,763	$1,719	$187,827

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Weighted-average number of shares of common stock for calculating basic earnings per share	24,572	24,513
Effect of potentially dilutive securities from equity-based compensation	50	51
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,622	24,564

There were 86,219 and 73,190 anti-dilutive securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2025, and 2024, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

NOTE 5. INVENTORIES

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

(dollar amounts in thousands)	March 31,	December 31,
	2025	2024
Raw materials	$4,054	$3,380
Work-in-process	13,060	10,924
Inventories	$17,114	$14,304

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
March 31, 2025
Customer relationships	8 to 11	6.7	$73,217	$(27,012)	$46,205
Non-compete agreements	5	2.6	10,556	(5,759)	4,797
Trade name	0.75 to 8	4.0	2,000	(1,400)	600
Total amortizing			85,773	(34,171)	51,602
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(34,171)	$51,773

December 31, 2024
Customer relationships	8 to 11	6.9	$73,217	$(25,010)	$48,207
Non-compete agreements	5	2.8	10,556	(5,239)	5,317
Trade name	0.75 to 8	4.3	2,000	(1,363)	637
Total amortizing			85,773	(31,612)	54,161
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(31,612)	$54,332

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2024, with no indicators of impairment. In addition, no impairment triggering events occurred during the three months ended March 31, 2025, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense incurred during the three months ended March 31, 2025 and 2024, was $2.6 million for both periods. Based on the carrying values at March 31, 2025, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $7.7 million for the remainder of fiscal year 2025, $9.8 million in 2026, $9.6 million in 2027, $8.2 million in 2028, $4.7 million in 2029 and $3.0 million in 2030.

NOTE 7. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines, the Company’s four reportable segments are Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex. The Company's Chief Operating Decision Maker ("CODM") Joe Hanna, Chief Executive Officer, and senior management focus on several key measures to evaluate and assess each segment’s performance, including rental, rental related services and sales revenue growth, gross profit, income from operations and income before provision for income taxes. In addition to the evaluation of the aforementioned key measures of each reportable segment, the CODM and senior management evaluate supplemental information by reportable segment, such as rental equipment acquisitions, fleet utilization, and average utilization, to further assess segment performance and the future allocation of Company resources.

The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with the Company’s senior management team, of which the CODM is a member. The most significant allocation determinations made by the CODM pertain to purchases of rental equipment and employee headcount. These determinations are generally made as part of the annual budgeting process, with regular reviews occurring throughout the year that can result in allocation changes depending upon performance against budget. On a monthly basis, the CODM considers period end and average rental equipment utilization and budget-to-actual variances to gross profit, income from operations and income before provision for income taxes when making decisions about allocating capital and employee resources to the segments. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.

Summarized financial information for the three months ended March 31, 2025 and 2024, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2025
Revenues
Rental revenues	$78,496	$16,074	$25,543	$—	$120,113
Rental related services revenues	29,475	3,631	810	—	33,916
Sales	22,490	1,244	7,979	7,213	38,926
Other	1,458	316	687	—	2,461
Total revenues	131,919	21,265	35,019	7,213	195,416
Costs of Revenues
Depreciation of rental equipment	10,554	1,031	9,920	—	21,505
Rental related services	19,740	3,933	640	—	24,313
Other	20,812	1,527	5,313	—	27,652
Costs of sales	15,345	831	4,271	5,063	25,510
Total costs of revenues	66,451	7,322	20,144	5,063	98,980
Gross profit	65,468	13,943	14,875	2,150	96,436
Significant Segment Expenses [3]
Wages and benefits	14,110	3,524	2,899	1,196	21,729
Depreciation and amortization	3,531	357	26	102	4,016
Marketing and administrative expenses	4,666	1,640	1,303	590	8,199
Allocated corporate services [4]	11,554	1,864	3,146	—	16,564
Other segment items [5]	127	170	64	—	361
Total expenses	33,988	7,555	7,438	1,888	50,869
Income from operations	31,480	6,388	7,437	262	45,567
Interest expense (income) allocation	6,505	971	1,277	(595)	8,158
Foreign currency exchange gain	—	—	(5)	—	(5)
Income before provision for income taxes	$24,975	$5,417	$6,165	$857	$37,414
Other Selected Information
Rental equipment acquisitions	$4,400	$357	$4,822	—	$9,579
Accounts receivable, net (period end)	$159,672	$10,397	$22,388	$16,425	$208,882
Rental equipment, at cost (period end)	$1,414,535	$240,348	$334,110	—	$1,988,993
Rental equipment, net book value (period end)	$1,051,635	$217,060	$100,608	—	$1,369,303
Utilization (period end) [2]	74.3%	61.0%	64.9%
Average utilization [2]	74.6%	60.2%	61.6%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2024
Revenues
Rental revenues	$76,496	$18,407	$25,429	$—	$120,332
Rental related services revenues	24,133	4,723	724	—	29,580
Sales	25,326	1,212	6,812	1,719	35,069
Other	1,630	418	798	—	2,846
Total revenues	127,585	24,760	33,763	1,719	187,827
Costs of Revenues
Depreciation of rental equipment	9,874	965	11,527	—	22,366
Rental related services	15,780	4,456	550	—	20,786
Other	22,673	1,468	4,869	—	29,010
Costs of sales	17,413	768	2,942	1,274	22,397
Total costs of revenues	65,740	7,657	19,888	1,274	94,559
Gross profit	61,845	17,103	13,875	445	93,268
Significant Segment Expenses [3]
Wages and benefits	14,262	3,516	2,695	1,165	21,638
Depreciation and amortization	3,380	442	26	97	3,945
Marketing and administrative expenses	4,718	1,595	1,401	542	8,256
Allocated corporate services [4]	11,191	2,122	3,054	—	16,367
Other segment items [5]	63	134	61	—	258
Total expenses	33,614	7,809	7,237	1,804	50,464
Other income, net	(6,220)	(1,319)	(1,742)	—	(9,281)
Income from operations	34,451	10,613	8,380	(1,359)	52,085
Interest expense (income) allocation	9,799	1,420	2,062	(577)	12,704
Foreign currency exchange loss	—	—	132	—	132
Income before provision for income taxes	$24,652	$9,193	$6,186	$(782)	$39,249
Reconciliation of Segment Profit (Loss)
Total segment gross profit					$93,268
Segment operating expenses, net					50,464
Other income, net					(9,281)
Interest expense allocation					12,704
Foreign currency exchange loss					132
WillScot Mobile Mini transaction costs					9,354
Income before provision for income taxes					$29,895
Other Selected Information
Rental equipment acquisitions	$59,263	$5,128	$3,393	—	$67,784
Accounts receivable, net (period end)	$166,382	$14,117	$22,637	$8,814	$211,950
Rental equipment, at cost (period end)	$1,345,919	$240,517	$370,641	—	$1,957,077
Rental equipment, net book value (period end)	$1,013,965	$220,811	$133,766	—	$1,368,542
Utilization (period end) [2]	78.5%	68.8%	56.8%
Average utilization [2]	78.7%	69.8%	56.5%
1.
Gross Enviroplex sales revenues were $7,213 and $1,719 for the three months ended March 31, 2025 and 2024, respectively. There were no inter-segment sales to Mobile Modular in the three months ended March 31, 2025 and $1,845 inter-segment sales to Mobile Modular for the same period in 2024, which required elimination in consolidation.
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
5.
Other segment items for each reportable segment is primarily comprised of credit losses.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2025 and 2024. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for the same periods.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025 (the “2024 Annual Report”). In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2024 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

In the three months ended March 31, 2025, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 66%, 15%, 17% and 2% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 63%, 23%, 16% and negative 2% for the same period in 2024.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers. Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2024 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II – Other Information of this Form 10-Q.)

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 79% and 80% of consolidated revenues in the three months ended March 31, 2025 and 2024, respectively. Of the total rental operations revenues for the three months ended March 31, 2025, Mobile Modular, Portable Storage and TRS-RenTelco comprised 70%, 13% and 17%, respectively, compared to 67%, 15% and 18%, respectively, in the same period of 2024. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2025 and 2024, sales and other revenues of modular, container and electronic test equipment comprised approximately 21% and 20% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the three months ended March 31, 2025 and 2024, Mobile Modular and Enviroplex together comprised 75% and 76%, respectively, Portable Storage comprised 4% in both periods, and TRS-RenTelco comprised 21% and 20%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

Selling and administrative expenses primarily include personnel and benefit costs, which include share-based compensation, depreciation and amortization, bad debt expense, advertising costs, and professional service fees. Transaction costs incurred by the Company in 2024 attributed to the terminated Merger Agreement with WillScot Mobile Mini were considered non-operating and excluded from Selling and administrative expenses. The Company believes that sharing of common facilities, financing, senior management, and operating and accounting systems by all of the Company’s operations results in an efficient use of overhead. Historically, the Company’s operating margins have been impacted favorably to the extent its costs and expenses are leveraged over a large installed customer base. However, there can be no assurances as to the Company’s ability to maintain a large installed customer base or ability to sustain its historical operating margins.

Recent Developments

Dividends

On February 19, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.485 per common share for the quarter ended March 31, 2025, an increase of 2% over the prior year’s comparable quarter.

Business Outlook

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations, continue to impact the global economy. In addition, recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers could delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us. These factors also make it difficult for us to forecast and plan future budgetary decisions or business activities accurately. Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors.

Results of Operations

Three Months Ended March 31, 2025 Compared to

Three Months Ended March 31, 2024

Overview

Consolidated revenues for the three months ended March 31, 2025, increased $7.6 million, or 4%, to $195.4 million from $187.8 million for the same period in 2024. Consolidated net income for the three months ended March 31, 2025, increased $5.4 million, or 23%, to $28.2 million from $22.8 million for the same period in 2024. Earnings per diluted share for the three months ended March 31, 2025, increased 23% to $1.15, from $0.93 for the same period in 2024. The increase in consolidated net income and earnings per diluted share during the period was primarily attributed to an increase in gross profit on rental operations revenues at Mobile Modular and a reduction in interest expense incurred on outstanding debt obligations.

For the three months ended March 31, 2025, on a consolidated basis:

•
Gross profit increased $3.2 million, or 3%, to $96.4 million in 2025. Mobile Modular’s gross profit increased $3.6 million, or 6%, primarily due to higher gross profit on rental and rental related services revenues, partly offset by a reduction in gross profit on sales revenues. Portable Storage's gross profit decreased $3.2 million, or 18%, primarily due to lower gross profit on rental and rental related services revenues. TRS-RenTelco’s gross profit increased $1.0 million, or 7%, primarily due to higher gross profit on rental revenues. Enviroplex’s gross profit increased $1.7 million, due to higher sales revenues and gross margins in 2025.
•
Selling and administrative expenses increased 1% to $50.9 million.
•
During the three months ended March 31, 2025, the Company had no reportable transactions under Other income, net on the condensed consolidated statements of income. For the three months ended March 31, 2024, the Company had Other income, net of $9.3 million due to the net gain on sale of a property.
•
During the three months ended March 31, 2024, the Company incurred $9.4 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated September 20, 2024. These significant costs that did not recur during the three months ended March 31, 2025 are reported separately on the Company’s condensed consolidated statements of income.
•
Interest expense decreased $4.5 million, or 35%, to $8.2 million, which was primarily attributed to $205.9 million lower average debt levels of the Company and a lower effective interest rate in 2025 of 5.70%, compared to 6.53% for the same period in 2024. The 27% decrease in average debt when compared to 2024 was primarily attributed to lower rental equipment purchases in 2025 and the proceeds received in 2024 from the merger termination with WillScot Mobile Mini after transaction costs and income taxes.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 66%, 15% and 17%, respectively, compared to 63%, 23% and 16%, respectively, for the comparable 2024 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 2% and negative 2% in 2025 and 2024, respectively.
•
The provision for income taxes resulted in an effective tax rate of 24.6% and 23.6%, for the quarters ended March 31, 2025 and 2024, respectively.
•
Adjusted EBITDA increased $2.4 million, or 3%, to $74.5 million in 2025.

Mobile Modular

For the three months ended March 31, 2025, Mobile Modular’s total revenues increased $4.3 million, or 3%, to $131.9 million compared to the same period in 2024, primarily due to higher rental related services and rental revenues, partly offset by lower sales revenues. The total revenue increase, together with higher gross profit on rental and rental related services revenues, and lower interest expense, partly offset by a $6.2 million decrease in other income, net, attributed to the allocated net gain on sale of a corporate property in 2024, resulted in a $0.3 million increase in pre-tax income to $25.0 million for the three months ended March 31, 2025, from $24.7 million for the same period in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/25 compared to Three Months Ended 3/31/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$78,496	$76,496	$2,000	3%
Rental related services	29,475	24,133	5,342	22%
Rental operations	107,971	100,629	7,342	7%
Sales	22,490	25,326	(2,836)	(11)%
Other	1,458	1,630	(172)	(11)%
Total revenues	131,919	127,585	4,334	3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,554	9,874	680	7%
Rental related services	19,740	15,780	3,960	25%
Other	20,812	22,673	(1,861)	(8)%
Total direct costs of rental operations	51,106	48,327	2,779	6%
Costs of sales	15,345	17,413	(2,068)	(12)%
Total costs of revenues	66,451	65,740	711	1%
Gross Profit
Rental	47,130	43,949	3,181	7%
Rental related services	9,735	8,353	1,382	17%
Rental operations	56,865	52,302	4,563	9%
Sales	7,145	7,913	(768)	(10)%
Other	1,458	1,630	(172)	(11)%
Total gross profit	65,468	61,845	3,623	6%
Expenses:
Selling and administrative expenses [5]	33,988	33,614	374	1%
Other income, net	—	(6,220)	(6,220)	nm
Income from operations	31,480	34,451	(2,971)	(9)%
Interest expense allocation	6,505	9,799	(3,294)	(34)%
Pre-tax income	$24,975	$24,652	$323	1%
Other Selected Information
Adjusted EBITDA	$47,631	$43,327	$4,304	10%
Average rental equipment [1]	$1,284,129	$1,174,327	$109,802	9%
Average rental equipment on rent	$958,243	$924,517	$33,726	4%
Average monthly total yield [2]	2.04%	2.17%		(6)%
Average utilization [3]	74.6%	78.7%		(5)%
Average monthly rental rate [4]	2.73%	2.76%		(1)%
Period end rental equipment [1]	$1,290,081	$1,189,168	$100,913	8%
Period end utilization [3]	74.3%	78.5%		(5)%
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

5.
During the year ended December 31, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $6.4 million in transaction costs from Selling and administrative expenses for the three months ended March 31, 2024, and reported such expenses separately as non-operating expense under the Corporate segment.

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended March 31, 2025, increased $3.6 million, or 6%, to $65.5 million. For the three months ended March 31, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $2.0 million, or 3%, due to 4% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in both 2025 and 2024, and other direct costs were 27% in 2025 and 30% in 2024, which resulted in gross margin percentages of 60% in 2025, compared to 58% in 2024. The higher rental revenues and higher rental margins, resulted in gross profit on rental revenues increasing $3.2 million, or 7%, to $47.1 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $5.3 million, or 22%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in rental related services revenues and lower gross margin percentage of 33% in 2025, compared to 35% in 2024, resulted in rental related services gross profit increasing $1.4 million, or 17%, to $9.7 million in 2025.
•
Gross Profit on Sales – Sales revenues decreased $2.8 million, or 11%, compared to 2024, due to lower new and used equipment sales. The lower sales revenues, partly offset by the higher gross margin percentage of 32% in 2025, compared to 31% in 2024, resulted in gross profit on sales decreasing $0.8 million, or 10%, to $7.1 million. The lower gross profit on sales in 2025 was primarily due to lower new and used equipment sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended March 31, 2025, selling and administrative expenses increased $0.4 million, or 1%, to $34.0 million.

Portable Storage

For the three months ended March 31, 2025, Portable Storage’s total revenues decreased $3.5 million, or 14%, to $21.3 million compared to the same period in 2024, primarily due to lower rental and rental related services revenues. Lower gross profit on rental and rental related services revenues and a $1.3 million decrease in other income, net, attributed to the allocated net gain on sale of a corporate property in 2024, resulted in a decrease in pre-tax income of $3.8 million, or 41%, to $5.4 million in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 3/31/25 compared to Three Months Ended 3/31/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$16,074	$18,407	$(2,333)	(13)%
Rental related services	3,631	4,723	(1,092)	(23)%
Rental operations	19,705	23,130	(3,425)	(15)%
Sales	1,244	1,212	32	3%
Other	316	418	(102)	(24)%
Total revenues	21,265	24,760	(3,495)	(14)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,031	965	66	7%
Rental related services	3,933	4,456	(523)	(12)%
Other	1,527	1,468	59	4%
Total direct costs of rental operations	6,491	6,889	(398)	(6)%
Costs of sales	831	768	63	8%
Total costs of revenues	7,322	7,657	(335)	(4)%
Gross Profit (Loss)
Rental	13,516	15,974	(2,458)	(15)%
Rental related services	(302)	267	(569)	nm
Rental operations	13,214	16,241	(3,027)	(19)%
Sales	413	444	(31)	(7)%
Other	316	418	(102)	(24)%
Total gross profit	13,943	17,103	(3,160)	(18)%
Expenses:
Selling and administrative expenses [5]	7,555	7,809	(254)	(3)%
Other income, net	—	(1,319)	(1,319)	nm
Income from operations	6,388	10,613	(4,225)	(40)%
Interest expense allocation	971	1,420	(449)	(32)%
Pre-tax income	$5,417	$9,193	$(3,776)	(41)%
Other Selected Information
Adjusted EBITDA	$8,588	$11,522	$(2,934)	(25)%
Average rental equipment [1]	$233,305	$223,285	$10,020	4%
Average rental equipment on rent	$140,385	$155,872	$(15,487)	(10)%
Average monthly total yield [2]	2.30%	2.75%		(16)%
Average utilization [3]	60.2%	69.8%		(14)%
Average monthly rental rate [4]	3.82%	3.94%		(3)%
Period end rental equipment [1]	$233,678	$224,984	$8,694	4%
Period end utilization [3]	61.0%	68.8%		(11)%
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

5.
During the year ended December 31, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $1.2 million in transaction costs from Selling and administrative expenses for the three months ended March 31, 2024, and reported such expenses separately as non-operating expense under the Corporate segment.

nm = Not meaningful

Portable Storage’s gross profit for the three months ended March 31, 2025, decreased $3.2 million, or 18%, to $13.9 million. For the three months ended March 31, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues decreased $2.3 million, or 13%, due to 10% lower average rental equipment on rent and 3% lower average monthly rental rates. As a percentage of rental revenues, depreciation was 6% and 5% in 2025 and 2024, respectively, and other direct costs were 9% and 8% in 2025 and 2024, respectively, which resulted in gross margin percentage of 84% in 2025 and 87% in 2024. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $2.5 million, or 15%, to $13.5 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues was $3.6 million, compared to $4.7 million during the same period in 2024. The gross margin on rental related services revenues was negative 8% in 2025, compared to 6% in 2024. The lower revenues coupled with lower gross margins in 2025 resulted in rental related services gross profit decreasing $0.6 million, when compared to 2024.
•
Gross Profit on Sales– Sales revenues were comparable to 2024 at $1.2 million. The comparable sales revenues and lower gross margins of 33% in 2025, compared to 37% in 2024, resulted in a comparable sales gross profit of $0.4 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2025, Portable Storage’s selling and administrative expenses decreased $0.3 million, or 3%, to $7.6 million.

TRS-RenTelco

For the three months ended March 31, 2025, TRS-RenTelco’s total revenues increased $1.3 million to $35.0 million, compared to the same period in 2024, primarily due to higher sales revenues. The total revenue increase, together with higher gross profit on rental revenues and lower interest expense, partly offset by a $1.7 million decrease in other income, net, attributed to the allocated net gain on sale of a corporate property in 2024, resulted in a comparable pre-tax income of $6.2 million for the three months ended March 31, 2025, when compared to 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/25 compared to Three Months Ended 3/31/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$25,543	$25,429	$114	—
Rental related services	810	724	86	12%
Rental operations	26,353	26,153	200	1%
Sales	7,979	6,812	1,167	17%
Other	687	798	(111)	(14)%
Total revenues	35,019	33,763	1,256	4%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,920	11,527	(1,607)	(14)%
Rental related services	640	550	90	16%
Other	5,313	4,869	444	9%
Total direct costs of rental operations	15,873	16,946	(1,073)	(6)%
Costs of sales	4,271	2,942	1,329	45%
Total costs of revenues	20,144	19,888	256	1%
Gross Profit
Rental	10,310	9,033	1,277	14%
Rental related services	170	174	(4)	(2)%
Rental operations	10,480	9,207	1,273	14%
Sales	3,708	3,870	(162)	(4)%
Other	687	798	(111)	(14)%
Total gross profit	14,875	13,875	1,000	7%
Expenses:
Selling and administrative expenses [5]	7,438	7,237	201	3%
Other income, net	—	(1,742)	(1,742)	nm
Income from operations	7,437	8,380	(943)	(11)%
Interest expense allocation	1,277	2,062	(785)	(38)%
Foreign currency exchange (gain) loss	(5)	132	137	nm
Pre-tax income	$6,165	$6,186	$(21)	nm
Other Selected Information
Adjusted EBITDA	$17,934	$18,480	$(546)	(3)%
Average rental equipment [1]	$337,858	$372,081	$(34,223)	(9)%
Average rental equipment on rent	$208,194	$210,134	$(1,940)	(1)%
Average monthly total yield [2]	2.52%	2.18%		16%
Average utilization [3]	61.6%	56.5%		9%
Average monthly rental rate [4]	4.09%	4.03%		1%
Period end rental equipment [1]	$331,312	$369,325	$(38,013)	(10)%
Period end utilization [3]	64.9%	56.8%		14%
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

5.
During the year ended December 31, 2024, the Company determined that transaction costs incurred by the Company attributed to the terminated Merger Agreement were significant. Due to this determination, the Company reclassified $1.7 million in transaction costs from Selling and administrative expenses for the three months ended March 31, 2024, and reported such expenses separately as non-operating expense under the Corporate segment.

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2025 increased $1.0 million, or 7%, to $14.9 million. For the three months ended March 31, 2025 compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.1 million, depreciation expense decreased $1.6 million, or 14%, and other direct costs increased by $0.4 million, or 9%, resulting in a 14% increase in gross profit on rental revenues to $10.3 million. As a percentage of rental revenues, depreciation was 39% and 45% in 2025 and 2024, respectively, and other direct costs were 21% and 19% in 2025 and 2024, respectively, which resulted in a gross margin percentage of 40% and 36% in 2025 and 2024, respectively.
•
Gross Profit on Sales – Sales revenues increased $1.2 million, or 17%, to $8.0 million in 2025. Gross profit on sales decreased $0.2 million, or 4%, to $3.7 million, with a lower gross margin percentage of 47% in 2025, compared to 57% in 2024. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2025, selling and administrative expenses increased $0.2 million, or 3%, to $7.4 million.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2024	2025	2024
Net income	$28,209	$22,848	$237,093	$123,182
Provision for income taxes	9,205	7,047	84,077	43,544
Interest expense	8,158	12,704	42,695	45,800
Depreciation and amortization	26,400	27,187	106,668	108,972
EBITDA	71,972	69,786	470,533	321,498
Share-based compensation	2,544	2,209	9,837	8,991
Transaction costs [3]	—	9,354	53,805	11,084
Other income, net [4]	—	(9,281)	—	(12,899)
Gain on merger termination from WillScot Mobile Mini [5]	—	—	(180,000)	—
Adjusted EBITDA [1]	$74,516	$72,068	$354,175	$328,674
Adjusted EBITDA margin [2]	38%	37%	39%	38%

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation, other income, net and non-operating transactions.
2.
Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues for the period.
3.
Transaction costs include merger and acquisition related legal and professional fees and other costs specific to these transactions.
4.
Other income, net consists of net gains on property, plant and equipment sales that are infrequent in nature and excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2025	2024	2025	2024
Net cash provided by operating activities	$53,882	$59,420	$368,839	$115,434
Change in certain assets and liabilities:
Accounts receivable, net	(10,460)	(15,418)	(3,068)	36,678
Inventories, prepaid expenses and other assets	(10,974)	(5,298)	(12,563)	16,683
Accounts payable and accrued liabilities	33,598	22,748	(118,131)	9,570
Deferred income	(7,074)	(11,268)	5,786	(22,144)
Amortization of debt issuance costs	(23)	(2)	(87)	(8)
Foreign currency exchange (loss) gain	5	(132)	(78)	(48)
Gain on sale of used rental equipment	6,393	7,355	34,123	35,908
Income taxes paid, net of refunds received	24	479	36,069	91,631
Interest paid	9,145	14,184	43,285	44,970
Adjusted EBITDA [1]	$74,516	$72,068	$354,175	$328,674

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2025, the actual ratio was 3.38 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2025, the actual ratio was 1.58 to 1.

At March 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2025 compared to the same period in 2024 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $53.9 million in 2025, compared to $59.4 million in 2024. The $5.5 million decrease in net cash provided by operating activities was primarily attributable to $24.3 million lower cash provided due to a reduction in accounts payable, a result of the payment timing of rental equipment acquisitions and other trade accounts payable. In addition, the Company's inventories provided for $6.3 million higher cash flows in 2025, compared to 2024, primarily due to lower rental equipment manufacturing in progress when compared to the same period in 2024. Finally, the Company's prepaid expenses and other assets provided $5.7 million higher cash flows in 2025, compared to 2024, primarily as a result of lower prepaid income taxes.

Cash Flows from Investing Activities: Net cash used in investing activities was $2.7 million in 2025, down from $78.1 million in 2024. The $75.4 million decrease in net cash used was primarily due to $67.1 million lower rental equipment purchases when compared to the previous year, due to the higher rental equipment acquisitions in the first quarter of 2024 to meet customer rental demand. Further, the Company had $21.3 million and $12.3 million lower purchases and proceeds of property, plant and equipment in 2025, respectively, which was primarily attributed to decreased land and building purchases during the year, and the sale of a corporate property in 2024.

Cash Flows from Financing Activities: Net cash used in financing activities was $48.6 million in 2025, compared to $19.7 million in net cash provided during 2024. The $68.3 million change was largely attributed to reduced borrowings under bank lines of credit, primarily as a result of lower rental equipment purchases during the period, when compared to 2024.

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

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, of which as of Mach 31, 2025, $73.0 million was utilized through the term loan entered on April 23, 2024, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended): (i) the $60.0 million aggregate outstanding principal of notes issued November 5, 2015 and due November 5, 2022, (ii) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (iii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

At March 31, 2025, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $311.5 million was outstanding and had capacity to borrow up to an additional $338.5 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2025, the actual ratio was 3.38 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2025, the actual ratio was 1.58 to 1.

At March 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At March 31, 2025, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At March 31, 2025, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At March 31, 2025, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2025, the actual ratio was 3.38 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2025, the actual ratio was 1.58 to 1.

At March 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2024 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the three month period ended March 31, 2025. Refer to our 2024 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2024 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

There have been no material changes from the risk factors associated with our business previously disclosed in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Changes in the U.S. trade environment, including uncertainty over global tariffs and the financial impact of tariffs, as well as economic uncertainty associated with geopolitics, may negatively affect our business, financial condition and results of operations.

The United States has enacted and proposed to enact significant new tariffs, as well as changes to existing tariffs. Additionally, various federal agencies have been directed further evaluate key aspects of U.S. trade policy and there has been ongoing discussion regarding potential significant changes to U.S. trade policies, treaties, and tariffs, all of which has resulted and may continue to result in retaliatory tariffs enacted by trading partners in response to such actions. Trade restrictions and rising political tensions could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could negatively impact our customers and suppliers. These developments or a perception of these developments could cause our customers or potential customers to delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us. During challenging times, our customers may tighten their budgets or face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. All these developments could negatively impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of March 31, 2025, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

There were no shares repurchased during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2025	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer