Form 10-Q
period 2025-06-30
MCGRATH RENTCORP
filed 2025-07-24
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 23, 2025, 24,611,531 shares of Registrant’s Common Stock were outstanding.

FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, regarding McGrath RentCorp’s (the “Company’s”) expectations, strategies, prospects or targets are forward looking statements, including statements about our belief that we will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment. These forward-looking statements also can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “continues”, “could”, “estimates”, “expects”, “intends”, “may”, “plan”, “predict”, “project”, or “will”, or the negative of these terms or other comparable terminology.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California Corporation) and subsidiaries (the “Company”) and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows as of June 30, 2025 and for the three-month and six-month periods ended June 30, 2025 and 2024 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

July 24, 2025

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental	$125,985	$121,176	$246,098	$241,508
Rental related services	37,483	34,358	71,399	63,938
Rental operations	163,468	155,534	317,497	305,446
Sales	69,775	54,414	108,701	89,483
Other	2,373	2,663	4,834	5,509
Total revenues	235,616	212,611	431,032	400,438
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,426	22,165	42,931	44,531
Rental related services	25,477	24,990	49,790	45,776
Other	31,519	27,920	59,171	56,930
Total direct costs of rental operations	78,422	75,075	151,892	147,237
Costs of sales	46,480	34,121	71,990	56,518
Total costs of revenues	124,902	109,196	223,882	203,755
Gross profit	110,714	103,415	207,150	196,683
Expenses:
Selling and administrative expenses	53,543	49,003	104,412	99,467
Other income, net	—	—	—	(9,281)
Income from operations	57,171	54,412	102,738	106,497
Interest expense	7,795	13,037	15,954	25,741
Foreign currency exchange (gain) loss	(81)	31	(86)	163
WillScot Mobile Mini transaction costs (Note 1)	—	12,367	—	21,721
Income before provision for income taxes	49,457	28,977	86,870	58,872
Provision for income taxes	13,484	8,359	22,689	15,406
Net income	35,973	20,618	64,181	43,466
Earnings per share:
Basic	$1.46	$0.84	$2.61	$1.77
Diluted	$1.46	$0.84	$2.61	$1.77
Shares used in per share calculation:
Basic	24,611	24,549	24,592	24,531
Diluted	24,618	24,560	24,620	24,562
Cash dividends declared per share	$0.485	$0.475	$0.970	$0.950

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$35,973	$20,618	$64,181	$43,466
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	—	11	—	78
Comprehensive income	$35,973	$20,629	$64,181	$43,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2025	2024
Assets
Cash	$1,469	$807
Accounts receivable, net of allowance for credit losses of $2,866 at June 30, 2025 and at December 31, 2024	233,801	219,342
Rental equipment, at cost:
Relocatable modular buildings	1,443,314	1,414,367
Portable storage containers	244,261	240,846
Electronic test equipment	333,171	343,982
	2,020,746	1,999,195
Less: accumulated depreciation	(627,064)	(611,536)
Rental equipment, net	1,393,682	1,387,659
Property, plant and equipment, net	215,720	197,439
Inventories	12,297	14,304
Prepaid expenses and other assets	85,748	80,477
Intangible assets, net	51,919	54,332
Goodwill	332,373	323,224
Total assets	$2,327,009	$2,277,584
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$572,525	$590,208
Accounts payable	54,864	60,082
Accrued liabilities	118,177	113,961
Deferred income	125,389	109,836
Deferred income taxes, net	292,893	280,129
Total liabilities	1,163,848	1,154,216
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,612 shares as of June 30, 2025 and 24,551 shares as of December 31, 2024	115,891	116,253
Retained earnings	1,047,270	1,007,115
Total shareholders’ equity	1,163,161	1,123,368
Total liabilities and shareholders’ equity	$2,327,009	$2,277,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$—	$1,123,368
Net income	—	—	28,209	—	28,209
Share-based compensation	—	2,544	—	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	—	(12,094)
Other comprehensive income	—	—	—	—	—
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$—	$1,136,411
Net income	—	—	35,973	—	35,973
Share-based compensation	—	2,778	—	—	2,778
Common stock issued under stock plans, net of shares withheld for employee taxes	6	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(68)	—	—	(68)
Dividends accrued of $0.485 per share	—	—	(11,933)	—	(11,933)
Other comprehensive income	—	—	—	—	—
Balance at June 30, 2025	24,612	$115,891	$1,047,270	$—	$1,163,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	$933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020
Net income	—	—	20,618	—	20,618
Share-based compensation	—	2,347	—	—	2,347
Common stock issued under stock plans, net of shares withheld for employee taxes	9	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,763)	—	(11,763)
Other comprehensive income	—	—	—	11	11
Balance at June 30, 2024	24,550	$111,596	$842,675	$(38)	$954,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$64,181	$43,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,739	54,131
Deferred income taxes	12,764	11,592
Provision for credit losses	826	873
Share-based compensation	5,322	4,556
Gain on sale of property, plant and equipment	—	(9,281)
Gain on sale of used rental equipment	(16,674)	(15,537)
Foreign currency exchange (gain) loss	(86)	163
Amortization of debt issuance costs	45	4
Change in:
Accounts receivable	(15,285)	9,116
Inventories	2,007	(12,788)
Prepaid expenses and other assets	(5,270)	5,817
Accounts payable	(8,402)	23,155
Accrued liabilities	2,403	166
Deferred income	15,124	23,196
Net cash provided by operating activities	109,694	138,629
Cash Flows from Investing Activities:
Purchases of rental equipment	(50,230)	(145,345)
Purchases of property, plant and equipment	(21,621)	(30,125)
Cash paid for acquisition of businesses	(21,947)	—
Proceeds from sales of used rental equipment	32,200	29,334
Proceeds from sales of property, plant and equipment	—	12,251
Net cash used in investing activities	(61,598)	(133,885)
Cash Flows from Financing Activities:
Net payments under bank lines of credit	(17,730)	(43,708)
Borrowings under term note agreement	—	75,000
Taxes paid related to net share settlement of stock awards	(5,684)	(4,082)
Payment of dividends	(24,020)	(23,435)
Net cash (used in) provided by financing activities	(47,434)	3,775
Net increase in cash	662	8,519
Cash balance, beginning of period	807	877
Cash balance, end of period	$1,469	$9,396
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$15,982	$26,394
Net income taxes paid (refunded), during the period	$5,786	$(4,599)
Dividends accrued during the period, not yet paid	$12,443	$12,150
Rental equipment acquisitions, not yet paid	$8,658	$7,634
Business acquisition payments withheld	$1,815	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2025 and 2024 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and six months ended June 30, 2025, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 19, 2025 for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated merger totaled $21.7 million and $63.2 million for the six and twelve month periods ended June 30, 2024 and December 31, 2024, respectively. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $116.8 million during the year ended December 31, 2024. The Company determined that the transaction costs incurred on the terminated merger were significant and required separate presentation on the Company's consolidated statements of income for the year ended December 31, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses and reported them separately on the consolidated statements of income as non-operating expenses.

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

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires incremental disclosures about specific expense categories, including but not limited to, employee compensation, depreciation, intangible asset amortization, selling expenses and purchases of inventory. This ASU is effective for fiscal years beginning after December 31, 2026, and interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is in the process of evaluating the financial statement impact of this ASU.

NOTE 3. BUSINESS COMBINATIONS

During the quarter ended June 30, 2025, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for $11.8 million and a regional provider of container solutions for $12.0 million, subject to holdback payments of $1.2 million and $0.6 million, respectively. The preliminary purchase price allocation of the modular solutions provider was $6.3 million to the fair value of rental equipment acquired, intangible assets of $1.1 million and $4.3 million to goodwill. The preliminary purchase price allocation to the container solutions provider was $4.7 million to the fair value of rental equipment acquired, $1.0 million to property, plant and equipment, intangible assets of $1.7 million and $4.9 million to goodwill. These acquisitions were accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification ("ASC") 805, Business Combinations, using the purchase method of accounting. Incremental transaction costs totaled $0.2 million for the quarter ended June 30, 2025.

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

Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s condensed consolidated balance sheets totaled $54.2 million and $35.4 million at June 30, 2025 and December 31, 2024, respectively. Sales revenues totaling $13.8 million and $28.7 million were recognized during the three and six months ended June 30, 2025, respectively, which were included in the contract liability balance at December 31, 2024. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s condensed consolidated balance sheets and totaled $20.0 million and $13.0 million at June 30, 2025 and December 31, 2024, respectively. The Company did not recognize any material contract asset impairments during the periods ended June 30, 2025 and December 31, 2024, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of June 30, 2025, approximately $43.8 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining balance recognized thereafter. For the three and six months ended June 30, 2025, approximately $67.5 million and $104.8 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and approximately $13.9 million and $24.1 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the six months ended June 30, 2025, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $6.7 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.9 million for the remainder of the current year, $1.8 million in 2026, $1.0 million in 2027, $1.1 million in 2028 and $0.8 million in 2029. The Company’s assessment of current expected losses on these receivables was not material and therefore no credit loss expense was provided as of the six months ended June 30, 2025. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and six months ended June 30, 2025, the Company’s lease revenues were $154.2 million and $302.1 million, respectively, consisting of $152.7 million and $299.9 million of operating lease revenues, respectively, and $1.5 million and $2.2 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and six months ended June 30, 2025, include $1.3 million and $1.8 million of sales revenues, respectively, and $0.2 million and $0.4 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended June 30,
2025
Leasing	$107,971	$17,383	$28,837	$—	$154,191
Non-lease:
Rental related services	7,498	4,123	794	—	12,415
Sales	40,484	1,712	6,444	19,866	68,506
Other	35	128	341	—	504
Total non-lease	48,017	5,963	7,579	19,866	81,425
Total revenues	$155,988	$23,346	$36,416	$19,866	$235,616

2024
Leasing	$101,864	$18,366	$26,411	$—	$146,641
Non-lease:
Rental related services	6,727	4,347	709	—	11,783
Sales	35,930	1,266	5,218	11,373	53,787
Other	25	43	332	—	400
Total non-lease	42,682	5,656	6,259	11,373	65,970
Total revenues	$144,546	$24,022	$32,670	$11,373	$212,611

Six Months Ended June 30,
2025
Leasing	$212,735	$33,975	$55,401	$—	$302,111
Non-lease:
Rental related services	12,127	7,512	1,474	—	21,113
Sales	62,974	2,956	13,866	27,079	106,875
Other	70	169	694	—	933
Total non-lease	75,171	10,637	16,034	27,079	128,921
Total revenues	$287,906	$44,612	$71,435	$27,079	$431,032

2024
Leasing	$196,754	$37,395	$52,656	$—	$286,805
Non-lease:
Rental related services	10,999	8,738	1,332	—	21,069
Sales	61,256	2,478	11,757	13,092	88,583
Other	3,122	171	688	—	3,981
Total non-lease	75,377	11,387	13,777	13,092	113,633
Total revenues	$272,131	$48,782	$66,433	$13,092	$400,438

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

The Company’s incremental cost of obtaining lease contracts, which consists of salesperson commissions, are deferred and amortized over the initial lease term for modular and portable storage leases. Incremental costs for obtaining a contract for TRS-RenTelco are expensed in the period incurred because the lease term is typically less than 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Weighted-average number of shares of common stock for calculating basic earnings per share	24,611	24,549	24,592	24,531
Effect of potentially dilutive securities from equity-based compensation	7	11	28	31
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,618	24,560	24,620	24,562

There were 85,512 and 73,190 anti-dilutive securities excluded from the computation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the six months ended June 30, 2025 and 2024. As of June 30, 2025, 2,000,000 shares remained authorized for repurchase under the Repurchase Plan.

NOTE 6. INVENTORIES

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

(dollar amounts in thousands)	June 30,	December 31,
	2025	2024
Raw materials	$4,531	$3,380
Work-in-process	7,766	10,924
Inventories	$12,297	$14,304

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2025
Customer relationships	6 to 11	6.5	$75,734	$(29,069)	$46,665
Non-compete agreements	5	2.5	10,806	(6,286)	4,520
Trade name	0.75 to 8	3.8	2,000	(1,437)	563
Total amortizing			88,540	(36,792)	51,748
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(36,792)	$51,919

December 31, 2024
Customer relationships	8 to 11	6.9	$73,217	$(25,010)	$48,207
Non-compete agreements	5	2.8	10,556	(5,239)	5,317
Trade name	0.75 to 8	4.3	2,000	(1,363)	637
Total amortizing			85,773	(31,612)	54,161
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(31,612)	$54,332

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2024, with no indicators of impairment. In addition, no impairment triggering events occurred during the six months ended June 30, 2025, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the six months ended June 30, 2025 and 2024, was $5.2 million and $5.1 million, respectively. Based on the carrying values at June 30, 2025 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $5.3 million for the remainder of fiscal year 2025, $10.2 million in 2026, $10.0 million in 2027, $8.6 million in 2028, $5.1 million in 2029 and $3.3 million in 2030.

NOTE 8. SEGMENT REPORTING

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

Summarized financial information for the six months ended June 30, 2025 and 2024, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Six Months Ended June 30,
2025
Revenues
Rental revenues	$160,404	$33,014	$52,680	$—	$246,098
Rental related services revenues	61,647	8,025	1,727	—	71,399
Sales	62,974	2,956	15,692	27,079	108,701
Other	2,881	617	1,336	—	4,834
Total revenues	287,906	44,612	71,435	27,079	431,032
Costs of Revenues
Depreciation of rental equipment	21,294	2,070	19,567	—	42,931
Rental related services	40,190	8,237	1,363	—	49,790
Other	44,802	3,445	10,924	—	59,171
Costs of sales	42,926	1,879	8,343	18,842	71,990
Total costs of revenues	149,212	15,631	40,197	18,842	223,882
Gross profit	138,694	28,981	31,238	8,237	207,150
Significant Segment Expenses [3]
Wages and benefits	29,734	6,933	5,810	2,411	44,888
Depreciation and amortization	7,101	749	35	204	8,089
Marketing and administrative expenses	9,598	3,352	2,678	1,173	16,801
Allocated corporate services [4]	23,949	3,742	6,139	—	33,830
Other segment items [5]	383	325	96	—	804
Total expenses	70,765	15,101	14,758	3,788	104,412
Income from operations	67,929	13,880	16,480	4,449	102,738
Interest expense (income) allocation	12,914	1,852	2,410	(1,222)	15,954
Foreign currency exchange gain	—	—	(86)	—	(86)
Income before provision for income taxes	$55,015	$12,028	$14,156	$5,671	$86,870
Reconciliation of Segment Profit (Loss)
Total segment gross profit					$207,150
Segment operating expenses, net					104,412
Interest expense allocation					15,954
Foreign currency exchange gain					(86)
Income before provision for income taxes					$86,870
Other Selected Information
Rental equipment acquisitions	$34,479	$618	$18,399	—	$53,496
Accounts receivable, net (period end)	$177,549	$12,857	$23,085	$20,310	$233,801
Rental equipment, at cost (period end)	$1,443,314	$244,261	$333,171	—	$2,020,746
Rental equipment, net book value (period end)	$1,071,846	$220,048	$101,788	—	$1,393,682
Utilization (period end) [2]	73.1%	61.8%	64.8%
Average utilization [2]	74.2%	60.6%	63.0%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Six Months Ended June 30,
2024
Revenues
Rental revenues	$154,535	$36,230	$50,743	$—	$241,508
Rental related services revenues	53,053	9,363	1,522	—	63,938
Sales	61,256	2,478	12,657	13,092	89,483
Other	3,287	711	1,511	—	5,509
Total revenues	272,131	48,782	66,433	13,092	400,438
Costs of Revenues
Depreciation of rental equipment	19,870	1,965	22,696	—	44,531
Rental related services	35,608	8,932	1,236	—	45,776
Other	43,938	2,995	9,997	—	56,930
Costs of sales	39,584	1,484	5,658	9,792	56,518
Total costs of revenues	139,000	15,377	39,587	9,792	203,755
Gross profit	133,131	33,405	26,846	3,300	196,683
Significant Segment Expenses [3]
Wages and benefits	28,201	7,035	5,210	2,283	42,729
Depreciation and amortization	6,758	801	53	193	7,805
Marketing and administrative expenses	8,829	3,058	2,732	1,038	15,657
Allocated corporate services [4]	22,620	4,082	5,796	—	32,498
Other segment items [5]	446	299	32	—	777
Total expenses	66,854	15,275	13,823	3,515	99,467
Other income, net	(6,220)	(1,319)	(1,742)	—	(9,281)
Income from operations	72,499	19,450	14,765	(215)	106,497
Interest expense (income) allocation	19,971	2,867	4,121	(1,218)	25,741
Foreign currency exchange loss	—	—	163	—	163
Income before provision for income taxes	$52,528	$16,583	$10,481	$1,003	$80,593
Reconciliation of Segment Profit (Loss)
Total segment gross profit					$196,683
Segment operating expenses, net					99,467
Other income, net					(9,281)
Interest expense allocation					25,741
Foreign currency exchange loss					163
WillScot Mobile Mini transaction costs [6]					21,721
Income before provision for income taxes					$58,872
Other Selected Information
Rental equipment acquisitions	$118,300	$7,403	$10,623	—	$136,326
Accounts receivable, net (period end)	$170,966	$12,231	$20,333	$13,849	$217,379
Rental equipment, at cost (period end)	$1,398,475	$242,107	$368,324	—	$2,008,906
Rental equipment, net book value (period end)	$1,058,041	$221,486	$127,795	—	$1,407,322
Utilization (period end) [2]	78.1%	64.5%	55.8%
Average utilization [2]	78.6%	67.8%	56.4%
1.
Gross Enviroplex sales revenues were $27,079 and $13,093 for the six months ended June 30, 2025 and 2024, respectively. There were no inter-segment sales to Mobile Modular in the six months ended June 30, 2025 and $2 of inter-segment sales to Mobile Modular in the six months ended June 30, 2024, which required elimination in consolidation.
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
6.
During the six months ended June 30, 2024, the Company incurred $21,721 of transaction costs attributed to the terminated merger with WillScot Mobile Mini.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2025 and 2024. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for the same periods, respectively.

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

In the six months ended June 30, 2025, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 63%, 14%, 16% and 7% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 62%, 24%, 12% and 2% for the same period in 2024.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 74% and 75% of consolidated revenues in the six months ended June 30, 2025 and 2024, respectively. Of the total rental operations revenues for the six months ended June 30, 2025, Mobile Modular, Portable Storage and TRS-RenTelco comprised 70%, 13% and 17%, respectively, compared to 68%, 15% and 17%, respectively, in the same period of 2024. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2025 and 2024, sales and other revenues of modular, container and electronic test equipment comprised approximately 26% and 25% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the six months ended June 30, 2025 and 2024, Mobile Modular and Enviroplex together comprised 82% and 81%, respectively, Portable Storage comprised 3% and 4%, respectively, and TRS-RenTelco comprised 15% in both periods. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On June 4, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.485 per common share for the quarter ended June 30, 2025, an increase of 2% over the prior year’s comparable quarter.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to

Three Months Ended June 30, 2024

Overview

Consolidated revenues for the three months ended June 30, 2025, increased 11% to $235.6 million, from $212.6 million for the same period in 2024. Consolidated net income for the three months ended June 30, 2025, increased 74% to $36.0 million, from $20.6 million for the same period in 2024. Earnings per diluted share for the three months ended June 30, 2025, increased by $0.62 to $1.46, compared to $0.84 for the same period in 2024. The increase in net income and earnings per diluted share during the quarter was primarily attributed to an increase in gross profit on rental operations revenues at Mobile Modular and TRS-RenTelco, and an increase in gross profit on sales revenues at Enviroplex, lower interest expense incurred on outstanding debt obligations and $12.4 million in transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini in 2024.

For the three months ended June 30, 2025, on a consolidated basis:

•
Gross profit increased $7.3 million, or 7%, to $110.7 million in 2025. Mobile Modular’s gross profit increased $1.9 million, or 3%, largely due to higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $1.3 million, or 8%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $3.4 million, or 26%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit increased $3.2 million, due to higher sales revenue and an increase in sales margins in 2025.
•
Selling and administrative expenses increased $4.5 million to $53.5 million, primarily due to a $2.5 million increase in marketing and administrative expenses and $2.0 million higher employees' salaries and benefit costs during the period.
•
During the three months ended June 30, 2024, the Company incurred $12.4 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated September 20, 2024. These significant costs that did not recur during the three months ended June 30, 2025, are reported separately on the Company’s condensed consolidated statements of income.
•
Interest expense decreased $5.2 million to $7.8 million, which was primarily attributed to $232.4 million lower average debt levels of the Company and a lower effective interest rate in 2025 of 5.56%, compared to 6.57% for the same period in 2024. The 29% decrease in average debt when compared to 2024 was primarily attributed to lower rental equipment purchases in 2025 and the proceeds received in 2024 from the terminated merger with WillScot Mobile Mini after transaction costs and income taxes.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 61%, 13% and 16%, respectively, compared to 65%, 21% and 8%, respectively, for the comparable 2024 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 10% and 6% in 2025 and 2024, respectively.
•
The provision for income taxes resulted in an effective tax rate of 27.3% and 28.8%, for the quarters ended June 30, 2025 and 2024, respectively.
•
Adjusted EBITDA increased $2.9 million, or 3%, to $86.5 million in 2025.

Mobile Modular

For the three months ended June 30, 2025, Mobile Modular’s total revenues increased $11.4 million, or 8%, to $156.0 million compared to the same period in 2024, primarily due to higher sales and rental operations revenues. The revenue increase, together with higher gross profit on rental and rental related services revenues, partly offset by $3.5 million higher selling and administrative expenses, resulted in a $2.2 million increase in pre-tax income to $30.0 million for the three months ended June 30, 2025, from $27.9 million for the same period in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/25 compared to Three Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$81,909	$78,039	$3,870	5%
Rental related services	32,172	28,920	3,252	11%
Rental operations	114,081	106,959	7,122	7%
Sales	40,484	35,930	4,554	13%
Other	1,423	1,657	(234)	(14)%
Total revenues	155,988	144,546	11,442	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,741	9,995	746	7%
Rental related services	20,450	19,828	622	3%
Other	23,990	21,265	2,725	13%
Total direct costs of rental operations	55,181	51,088	4,093	8%
Costs of sales	27,581	22,172	5,409	24%
Total costs of revenues	82,762	73,260	9,502	13%
Gross Profit
Rental	47,178	46,779	399	1%
Rental related services	11,722	9,092	2,630	29%
Rental operations	58,900	55,871	3,029	5%
Sales	12,903	13,758	(855)	(6)%
Other	1,423	1,657	(234)	(14)%
Total gross profit	73,226	71,286	1,940	3%
Expenses:
Selling and administrative expenses [5]	36,777	33,239	3,538	11%
Income from operations	36,449	38,047	(1,598)	(4)%
Interest expense allocation	6,407	10,172	(3,765)	(37)%
Pre-tax income	$30,042	$27,875	$2,167	8%
Other Selected Information
Adjusted EBITDA	$53,088	$53,418	$(330)	(1)%
Average rental equipment [1]	$1,300,787	$1,203,415	$97,372	8%
Average rental equipment on rent	$959,077	$943,270	$15,807	2%
Average monthly total yield [2]	2.10%	2.16%		(3)%
Average utilization [3]	73.7%	78.4%		(6)%
Average monthly rental rate [4]	2.85%	2.76%		3%
Period end rental equipment [1]	$1,315,405	$1,221,992	$93,413	8%
Period end utilization [3]	73.1%	78.1%		(6)%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended June 30, 2025, increased $1.9 million, or 3%, to $73.2 million. For the three months ended June 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $3.9 million, or 5%, due to 2% higher average rental equipment on rent and 3% higher average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in both 2025 and 2024, and other direct costs were 29% and 27% in 2025 and 2024, respectively, which resulted in gross margin percentages of 58% in 2025, compared to 60% in 2024. The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing $0.4 million, or 1%, to $47.2 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $3.3 million, or 11%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by higher gross margin percentage of 36% in 2025, compared to 31% in 2024, resulted in rental related services gross profit increasing $2.6 million, or 29%, to $11.7 million in 2025.
•
Gross Profit on Sales – Sales revenues increased $4.6 million, or 13%, compared to 2024, due to higher new and used equipment sales. The lower gross margin percentage of 32% in 2025 compared to 38% in 2024, together with higher sales revenues, resulted in gross profit on sales decreasing $0.9 million, or 6%, to $12.9 million. The lower gross margin on sales in 2025 was primarily due to a higher mix of new versus used sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended June 30, 2025, selling and administrative expenses increased $3.5 million, or 11%, to $36.8 million, primarily due to a $1.7 million increase in employees' salaries and benefit costs, $0.9 million higher allocated corporate expenses and $0.7 million higher marketing and administrative expenses.

Portable Storage

For the three months ended June 30, 2025, Portable Storage’s total revenues decreased $0.7 million, or 3%, to $23.3 million compared to the same period in 2024, primarily due to lower rental and rental related services revenues. Lower gross profit on rental and rental related services revenues, partly offset by lower allocated interest expense, resulted in a decrease in pre-tax income of $0.8 million, or 11%, to $6.6 million in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 6/30/25 compared to Three Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$16,939	$17,823	$(884)	(5)%
Rental related services	4,394	4,640	(246)	(5)%
Rental operations	21,333	22,463	(1,130)	(5)%
Sales	1,712	1,266	446	35%
Other	301	293	8	3%
Total revenues	23,346	24,022	(676)	(3)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,038	1,001	37	4%
Rental related services	4,304	4,476	(172)	(4)%
Other	1,918	1,527	391	26%
Total direct costs of rental operations	7,260	7,004	256	4%
Costs of sales	1,048	716	332	46%
Total costs of revenues	8,308	7,720	588	8%
Gross Profit (Loss)
Rental	13,983	15,295	(1,312)	(9)%
Rental related services	90	164	(74)	(45)%
Rental operations	14,073	15,459	(1,386)	(9)%
Sales	664	550	114	21%
Other	301	293	8	3%
Total gross profit	15,038	16,302	(1,264)	(8)%
Expenses:
Selling and administrative expenses [5]	7,547	7,465	82	1%
Income from operations	7,491	8,837	(1,346)	(15)%
Interest expense allocation	882	1,447	(565)	(39)%
Pre-tax income	$6,609	$7,390	$(781)	(11)%
Other Selected Information
Adjusted EBITDA	$9,834	$11,015	$(1,181)	(11)%
Average rental equipment [1]	$233,742	$226,754	$6,988	3%
Average rental equipment on rent	$142,896	$149,906	$(7,010)	(5)%
Average monthly total yield [2]	2.42%	2.62%		(8)%
Average utilization [3]	61.1%	66.1%		(8)%
Average monthly rental rate [4]	3.95%	3.96%		nm
Period end rental equipment [1]	$233,850	$228,368	$5,482	2%
Period end utilization [3]	61.8%	64.5%		(4)%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

Portable Storage’s gross profit for the three months ended June 30, 2025, decreased $1.3 million, or 8%, to $15.0 million. For the three months ended June 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.9 million, or 5%, due to 5% lower average rental equipment on rent and comparable average monthly rental rates in 2025 as compared to 2024. As a percentage of rental revenues, depreciation was 6% in both 2025 and 2024, and other direct costs were 11% and 9% in 2025 and 2024, respectively, which resulted in gross margin percentage of 83% and 86% in 2025 and in 2024, respectively. The lower rental revenues and rental margins resulted in gross profit on rental revenues decreasing $1.3 million, or 9%, to $14.0 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues was $4.4 million, compared to $4.6 million during the same period in 2024. The gross margin on rental related services revenues was 2% in 2025, compared to 4% in 2024. The lower revenues coupled with lower gross margins in 2025, resulted in rental related services gross profit decreasing $0.1 million, when compared to 2024.
•
Gross Profit on Sales– Sales revenues increased $0.4 million, primarily due to higher used equipment sales. The higher sales revenues and lower gross margins of 39% in 2025, compared to 43% in 2024, resulted in sales gross profit increasing $0.1 million, or 21%, to $0.7 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2025, Portable Storage’s selling and administrative expenses increased $0.1 million, or 1%, to $7.5 million.

TRS-RenTelco

For the three months ended June 30, 2025, TRS-RenTelco’s total revenues increased $3.7 million, or 11%, to $36.4 million, compared to the same period in 2024, primarily due to higher sales and rental revenues. Higher gross profit on rental and sales revenues, coupled with higher selling and administrative expenses and a decrease in allocated interest expense, resulted in an 86% increase in pre-tax income to $8.0 million for the three months ended June 30, 2025, from $4.3 million for the same period in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/25 compared to Three Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$27,137	$25,314	$1,823	7%
Rental related services	917	798	119	15%
Rental operations	28,054	26,112	1,942	7%
Sales	7,713	5,845	1,868	32%
Other	649	713	(64)	(9)%
Total revenues	36,416	32,670	3,746	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,647	11,169	(1,522)	(14)%
Rental related services	723	686	37	5%
Other	5,611	5,128	483	9%
Total direct costs of rental operations	15,981	16,983	(1,002)	(6)%
Costs of sales	4,072	2,716	1,356	50%
Total costs of revenues	20,053	19,699	354	2%
Gross Profit
Rental	11,879	9,017	2,862	32%
Rental related services	194	112	82	73%
Rental operations	12,073	9,129	2,944	32%
Sales	3,641	3,129	512	16%
Other	649	713	(64)	(9)%
Total gross profit	16,363	12,971	3,392	26%
Expenses:
Selling and administrative expenses [5]	7,320	6,585	735	11%
Income from operations	9,043	6,386	2,657	42%
Interest expense allocation	1,133	2,059	(926)	(45)%
Foreign currency exchange (gain) loss	(81)	31	(112)	nm
Pre-tax income	$7,991	$4,296	$3,695	86%
Other Selected Information
Adjusted EBITDA	$19,314	$18,001	$1,313	7%
Average rental equipment [1]	$330,532	$367,322	$(36,790)	(10)%
Average rental equipment on rent	$214,318	$207,342	$6,976	3%
Average monthly total yield [2]	2.74%	2.28%		20%
Average utilization [3]	64.8%	56.5%		15%
Average monthly rental rate [4]	4.22%	4.07%		4%
Period end rental equipment [1]	$330,535	$366,642	$(36,107)	(10)%
Period end utilization [3]	64.8%	55.8%		16%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2025 increased $3.4 million, or 26%, to $16.4 million. For the three months ended June 30, 2025 compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $1.8 million, or 7%, depreciation expense decreased $1.5 million, or 14%, and other direct costs increased by $0.5 million, or 9%, resulting in a 32% increase in gross profit on rental revenues to $11.9 million. As a percentage of rental revenues, depreciation was 36% and 44% in 2025 and 2024, respectively, and other direct costs were 21% and 20% in 2025 and 2024, respectively, which resulted in a gross margin percentage of 44% and 36% in 2025 and 2024, respectively. The increase in rental revenues was primarily due to a 3% increase in average rental equipment on rent and 4% higher average monthly rental rates in 2025, as compared to 2024.
•
Gross Profit on Sales – Sales revenues increased $1.9 million, or 32%, to $7.7 million in 2025. Gross profit on sales increased $0.5 million, or 16%, to $3.6 million, with gross margin percentages of 47% and 54% in 2025 and 2024, respectively. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2025, selling and administrative expenses increased $0.7 million, or 11%, to $7.3 million. The increase was primarily attributed to $0.4 million higher employees' salaries and benefit costs when compared to 2024.

Six Months Ended June 30, 2025 Compared to

Six Months Ended June 30, 2024

Overview

Consolidated revenues for the six months ended June 30, 2025, increased 8% to $431.0 million, from $400.4 million for the same period in 2024. Consolidated net income for the six months ended June 30, 2025, increased 48% to $64.2 million, from $43.5 million for the same period in 2024. Earnings per diluted share for the six months ended June 30, 2025, increased $0.84 to $2.61, compared to $1.77 for the same period in 2024. The increase in consolidated net income during the current period was primarily attributed to higher gross profit on rental operations and sales revenues and a $9.8 million reduction in interest expense incurred on outstanding debt obligations, partly offset by $5.0 million higher selling and administrative expenses. In 2024 the Company reported Other income, net of $9.3 million from the sale of a corporate property and incurred $21.7 million in transaction costs attributed to the terminated merger with WillScot Mobile Mini, which further contributed to the current period increases in net income and diluted earnings per share as compared to 2024.

For the six months ended June 30, 2025, on a consolidated basis:

•
Gross profit increased $10.5 million, or 5%, to $207.2 million in 2025. Mobile Modular’s gross profit increased $5.6 million, or 4%, largely due to higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $4.4 million, or 13%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $4.4 million, or 16%, primarily due to higher gross profit on rental revenues. Enviroplex’s gross profit increased $4.9 million due to higher sales revenue and an increase in sales margins in 2025.
•
Selling and administrative expenses increased $4.9 million to $104.4 million, primarily due to $2.5 million higher employees' salaries and benefit costs and $2.3 million higher marketing and administrative expenses.
•
During the six months ended June 30, 2024, the Company incurred $21.7 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated on September 20, 2024. These significant costs that did not recur during the six months ended June 30, 2025 are reported separately on the Company’s condensed consolidated statements of income.
•
Interest expense decreased $9.8 million to $16.0 million, which was primarily attributed to $215.2 million lower average debt levels of the Company and a lower effective interest rate in 2025 of 5.63% compared to 6.59% for the same period in 2024. The 28% decrease in average debt when compared to 2024 was primarily the result of lower rental equipment purchases in 2025 and the $180.0 million payment received from the terminated merger with WillScot Mobile Mini, net of transaction costs and income taxes, which was primarily used to pay down existing debt obligations.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 63%, 14% and 16%, respectively, compared to 62%, 24% and 12%, respectively, for the comparable 2024 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 7% and 2% in 2025 and 2024, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.1% and 26.2%, for the periods ended June 30, 2025 and 2024, respectively.
•
Adjusted EBITDA increased $5.3 million, or 3%, to $161.0 million in 2025.

Mobile Modular

For the six months ended June 30, 2025, Mobile Modular’s total revenues increased $15.8 million, or 6%, to $287.9 million compared to the same period in 2024, primarily due to higher rental operations and sales revenues. The revenue increase, together with higher gross profit on rental operations revenues and lower allocated interest expense, partly offset by lower gross profit on sales revenues, resulted in a $2.5 million increase in pre-tax income to $55.0 million for the six months ended June 30, 2025, from $52.5 million for the same period in 2024. Included within pre-tax income for the period ended June 30, 2024, was other income, net of $6.2 million which contributed to the period-over-period change. In 2024, other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding other income, net, the total change in pre-tax income for 2025 was an increase of $8.7 million, or 19%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/25 compared to Six Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$160,404	$154,535	$5,869	4%
Rental related services	61,647	53,053	8,594	16%
Rental operations	222,051	207,589	14,462	7%
Sales	62,974	61,256	1,718	3%
Other	2,881	3,287	(406)	(12)%
Total revenues	287,906	272,131	15,775	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,294	19,870	1,424	7%
Rental related services	40,190	35,608	4,582	13%
Other	44,802	43,938	864	2%
Total direct costs of rental operations	106,286	99,416	6,870	7%
Costs of sales	42,926	39,584	3,342	8%
Total costs of revenues	149,212	139,000	10,212	7%
Gross Profit
Rental	94,308	90,727	3,581	4%
Rental related services	21,457	17,445	4,012	23%
Rental operations	115,765	108,172	7,593	7%
Sales	20,048	21,672	(1,624)	(7)%
Other	2,881	3,287	(406)	(12)%
Total gross profit	138,694	133,131	5,563	4%
Expenses:
Selling and administrative expenses [5]	70,765	66,854	3,911	6%
Other income, net	—	(6,220)	6,220	nm
Income from operations	67,929	72,499	(4,570)	(6)%
Interest expense allocation	12,914	19,971	(7,057)	(35)%
Pre-tax income	$55,015	$52,528	$2,487	5%
Other Selected Information
Adjusted EBITDA	$100,719	$96,745	$3,974	4%
Average rental equipment [1]	$1,292,797	$1,188,828	$103,969	9%
Average rental equipment on rent	$958,731	$933,985	$24,746	3%
Average monthly total yield [2]	2.07%	2.17%		(5)%
Average utilization [3]	74.2%	78.6%		(6)%
Average monthly rental rate [4]	2.79%	2.76%		1%
Period end rental equipment [1]	$1,315,405	$1,221,992	$93,413	8%
Period end utilization [3]	73.1%	78.1%		(6)%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

Mobile Modular’s gross profit for the six months ended June 30, 2025, increased $5.6 million, or 4%, to $138.7 million. For the six months ended June 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $5.9 million, or 4%, due to 3% higher average rental equipment on rent and 1% higher average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in both 2025 and 2024, and other direct costs were 28% in both 2025 and 2024, which resulted in gross margin percentages of 59% in both periods. The higher rental revenues and comparable rental margins, resulted in gross profit on rental revenues increasing $3.6 million, or 4%, to $94.3 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $8.6 million, or 16%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues and higher site related services. The increase in revenues accompanied by higher gross margin percentage of 35% in 2025, compared to 33% in 2024, resulted in rental related services gross profit increasing $4.0 million, or 23%, to $21.5 million in 2025.
•
Gross Profit on Sales – Sales revenues increased $1.7 million, or 3%, compared to 2024, due to higher new and used equipment sales. The lower gross margin percentage of 32% in 2025 compared to 35% in 2024, together with higher sales revenue, resulted in gross profit on sales decreasing $1.6 million, or 7%, to $20.0 million. The lower gross margin on sales in 2025 was primarily due to a higher mix of new versus used sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the six months ended June 30, 2025, selling and administrative expenses increased $3.9 million, or 6%, to $70.8 million, primarily due to a $1.5 million increase in employees' salaries and benefit costs and $1.3 million higher allocated corporate expenses.

Portable Storage

For the six months ended June 30, 2025, Portable Storage’s total revenues decreased $4.2 million, or 9%, to $44.6 million compared to the same period in 2024, primarily due to lower rental operations revenues, partly offset by higher sales revenues. Lower gross profit on rental operations revenues, partly offset by $1.0 million lower allocated interest expense, resulted in a decrease in pre-tax income of $4.6 million, or 27%, to $12.0 million in 2025. Included within pre-tax income for the period ended June 30, 2024, was other income, net of $1.3 million which contributed to the period-over-period change. In 2024, other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding other income, net, the total change in pre-tax income for 2025 was a decrease of $3.2 million, or 21%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Six Months Ended 6/30/25 compared to Six Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$33,014	$36,230	$(3,216)	(9)%
Rental related services	8,025	9,363	(1,338)	(14)%
Rental operations	41,039	45,593	(4,554)	(10)%
Sales	2,956	2,478	478	19%
Other	617	711	(94)	(13)%
Total revenues	44,612	48,782	(4,170)	(9)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	2,070	1,965	105	5%
Rental related services	8,237	8,932	(695)	(8)%
Other	3,445	2,995	450	15%
Total direct costs of rental operations	13,752	13,892	(140)	(1)%
Costs of sales	1,879	1,484	395	27%
Total costs of revenues	15,631	15,377	254	2%
Gross Profit (Loss)
Rental	27,499	31,270	(3,771)	(12)%
Rental related services	(212)	431	(643)	(149)%
Rental operations	27,287	31,701	(4,414)	(14)%
Sales	1,077	993	84	8%
Other	617	711	(94)	(13)%
Total gross profit	28,981	33,405	(4,424)	(13)%
Expenses:
Selling and administrative expenses [5]	15,101	15,275	(174)	(1)%
Other income, net	—	(1,319)	1,319	nm
Income from operations	13,880	19,450	(5,570)	(29)%
Interest expense allocation	1,852	2,867	(1,015)	(35)%
Pre-tax income	$12,028	$16,583	$(4,555)	(27)%
Other Selected Information
Adjusted EBITDA	$18,421	$22,538	$(4,117)	(18)%
Average rental equipment [1]	$233,501	$225,025	$8,476	4%
Average rental equipment on rent	$141,528	$152,609	$(11,081)	(7)%
Average monthly total yield [2]	2.36%	2.68%		(12)%
Average utilization [3]	60.6%	67.8%		(11)%
Average monthly rental rate [4]	3.89%	3.96%		(2)%
Period end rental equipment [1]	$233,850	$228,368	$5,482	2%
Period end utilization [3]	61.8%	64.5%		(4)%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

Portable Storage’s gross profit for the six months ended June 30, 2025, decreased $4.4 million, or 13%, to $29.0 million. For the six months ended June 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.2 million, or 9%, due to 2% lower average monthly rental rates and 7% lower average rental equipment on rent in 2025. As a percentage of rental revenues, depreciation was 6% and 5% in 2025 and 2024, respectively, and other direct costs were 10% and 8% in 2025 and 2024, respectively, which resulted in gross margin percentage of 83% and 86% in 2025 and 2024, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $3.8 million, or 12%, to $27.5 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues was $8.0 million, a decrease of $1.3 million compared to 2024. The gross margin on rental related services revenues was negative 3% in 2025, compared to 5% in 2024. The lower revenues coupled with lower gross margins in 2025, resulted in rental related services gross profit decreasing $0.6 million, when compared to 2024.
•
Gross Profit on Sales– Sales revenues increased $0.5 million, primarily due to higher used equipment sales. The higher sales revenues and lower gross margins of 36% in 2025, compared to 40% in 2024, resulted in sales gross profit increasing $0.1 million, or 8%, to $1.1 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2025, Portable Storage’s selling and administrative expenses decreased $0.2 million, or 1%, to $15.1 million.

TRS-RenTelco

For the six months ended June 30, 2025, TRS-RenTelco’s total revenues increased $5.0 million to $71.4 million, compared to the same period in 2024, primarily due to higher sales and rental revenues. Higher gross profit on rental revenues and $1.7 million lower allocated interest expense resulted in a 35% increase in pre-tax income to $14.2 million for the six months ended June 30, 2025, from $10.5 million for the same period in 2024. Included within pre-tax income for the period ended June 30, 2024, was other income, net of $1.7 million which contributed to the period-over-period change. In 2024, other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding other income, net, the total change in pre-tax income for 2025 was an increase of $5.4 million, or 62%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/25 compared to Six Months Ended 6/30/24 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$52,680	$50,743	$1,937	4%
Rental related services	1,727	1,522	205	13%
Rental operations	54,407	52,265	2,142	4%
Sales	15,692	12,657	3,035	24%
Other	1,336	1,511	(175)	(12)%
Total revenues	71,435	66,433	5,002	8%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	19,567	22,696	(3,129)	(14)%
Rental related services	1,363	1,236	127	10%
Other	10,924	9,997	927	9%
Total direct costs of rental operations	31,854	33,929	(2,075)	(6)%
Costs of sales	8,343	5,658	2,685	47%
Total costs of revenues	40,197	39,587	610	2%
Gross Profit
Rental	22,189	18,050	4,139	23%
Rental related services	364	286	78	27%
Rental operations	22,553	18,336	4,217	23%
Sales	7,349	6,999	350	5%
Other	1,336	1,511	(175)	(12)%
Total gross profit	31,238	26,846	4,392	16%
Expenses:
Selling and administrative expenses [5]	14,758	13,823	935	7%
Other income, net	—	(1,742)	1,742	nm
Income from operations	16,480	14,765	1,715	12%
Interest expense allocation	2,410	4,121	(1,711)	(42)%
Foreign currency exchange (gain) loss	(86)	163	(249)	nm
Pre-tax income	$14,156	$10,481	$3,675	35%
Other Selected Information
Adjusted EBITDA	$37,248	$36,481	$767	2%
Average rental equipment [1]	$334,607	$369,756	$(35,149)	(10)%
Average rental equipment on rent	$210,718	$208,570	$2,148	1%
Average monthly total yield [2]	2.62%	2.27%		15%
Average utilization [3]	63.0%	56.4%		12%
Average monthly rental rate [4]	4.17%	4.05%		3%
Period end rental equipment [1]	$330,535	$366,642	$(36,107)	(10)%
Period end utilization [3]	64.8%	55.8%		16%
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
5.
Transaction costs incurred as a result of the terminated merger with WillScot Mobile Mini have been reclassified to the corporate segment and presented separately on the condensed consolidated statements of income for the period ended June 30, 2024.

nm = Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2025 increased $4.4 million, or 16%, to $31.2 million. For the six months ended June 30, 2025 compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $1.9 million, or 4%, depreciation expense decreased $3.1 million, or 14%, and other direct costs increased by $0.9 million, or 9%, resulting in a 23% increase in gross profit on rental revenues to $22.2 million. As a percentage of rental revenues, depreciation was 37% and 45% in 2025 and 2024, respectively, and other direct costs were 21% and 20%, in 2025 and 2024, respectively, which resulted in a gross margin percentage of 42% and 36% in 2025 and 2024, respectively. The increase in rental revenues was primarily due to a 1% increase in average rental equipment on rent and 3% higher average monthly rental rates in 2025, as compared to 2024.
•
Gross Profit on Sales – Sales revenues increased $3.0 million, or 24%, to $15.7 million in 2025. Gross profit on sales was $7.3 million, an increase of $0.4 million, or 5%, compared to 2024, with a lower gross margin percentage of 47% in 2025, compared to 55% in 2024. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2025, selling and administrative expenses increased $0.9 million, or 7%, to $14.8 million. The increase was primarily attributed to $0.6 million higher employees' salaries and benefit costs when compared to 2024.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Net income	$35,973	$20,618	$64,182	$43,466	$252,448	$115,848
Provision for income taxes	13,484	8,359	22,689	15,406	89,202	42,234
Interest expense	7,795	13,037	15,954	25,741	37,454	48,892
Depreciation and amortization	26,339	26,944	52,739	54,131	106,063	108,548
EBITDA	83,591	68,958	155,564	138,744	485,167	315,522
Share-based compensation	2,779	2,347	5,322	4,556	10,268	9,449
Transaction costs [3]	155	12,367	155	21,721	41,593	23,306
Other income, net [4]	—	—	—	(9,281)	—	(12,899)
Gain on merger termination from WillScot Mobile Mini [5]	—	—	—	—	(180,000)	—
Adjusted EBITDA [1]	$86,525	$83,672	$161,041	$155,740	$357,028	$335,378
Adjusted EBITDA margin [2]	37%	39%	37%	38%	38%	38%

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
5.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Net cash provided by operating activities	$55,812	$79,209	$109,694	$138,629	$345,440	$158,903
Change in certain assets and liabilities:
Accounts receivable, net	24,919	5,429	14,459	(9,989)	16,422	25,438
Inventories, prepaid expenses and other assets	11,427	(519)	3,263	6,971	2,193	15,005
Accounts payable and accrued liabilities	(20,522)	(3,800)	10,266	6,160	(137,663)	2,942
Deferred income	(8,050)	(11,928)	(15,124)	(23,196)	9,664	(28,000)
Amortization of debt issuance costs	(22)	(2)	(45)	(4)	(107)	(8)
Foreign currency exchange (loss) gain	81	(31)	86	(163)	34	(61)
Gain on sale of used rental equipment	10,281	8,182	16,674	15,537	36,222	32,929
Income taxes paid, net of refunds received	5,762	(5,078)	5,786	(4,599)	46,909	80,035
Interest paid	6,837	12,210	15,982	26,394	37,912	48,195
Adjusted EBITDA [1]	$86,525	$83,672	$161,041	$155,740	$357,026	$335,378

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes and Series F Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2025, the actual ratio was 3.59 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2025, the actual ratio was 1.60 to 1.

At June 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2025 compared to the same period in 2024 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $109.7 million in 2025, compared to $138.6 million in 2024. The $28.9 million decrease in net cash provided by operating activities was primarily attributable to a $31.6 million decrease in accounts payable as a result of the payment timing of rental equipment acquisitions and other trade accounts payable. In addition, accounts receivable increased $24.4 million due to higher customer billings compared to related cash payments in 2025. Finally, the Company's inventories provided $14.8 million in operating cash flows during 2025 due to a higher usage of purchased inventories during 2025.

Cash Flows from Investing Activities: Net cash used in investing activities was $61.6 million in 2025, down from $133.9 million in 2024. The $72.3 million decrease in net cash used was primarily due to $95.1 million lower rental equipment purchases when compared to the previous year, due to higher equipment acquisitions during 2024 to meet customer rental demand. This decrease in investing activities was partly offset by a $22.0 million increase in cash paid for the acquisition of businesses during 2025.

Cash Flows from Financing Activities: Net cash used in financing activities was $47.4 million in 2025, compared to $3.8 million of cash provided in 2024. The $51.2 million change was primarily attributable to the $75.0 million of borrowings under term note agreements in 2024 and $26.0 million lower net payments under bank lines of credit in 2025. The $49.0 million lower net borrowings was primarily the result of lower rental equipment purchases during the period, compared to 2024.

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

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, of which $75.0 million was utilized through the term loan entered on April 23, 2024, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027 and the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the "Prior NPA") comprised of (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (ii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. The Prior NPA was amended and restated, and superseded in its entirety, by the Note Purchase Agreement (as defined and more fully described under the heading "Liquidity and Capital Resources - Note Purchase and Private Shelf Agreement" in this MD&A). In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

At June 30, 2025, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million, of which $324.7 million was outstanding and had capacity to borrow up to an additional $325.3 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2025, the actual ratio was 3.59 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2025, the actual ratio was 1.60 to 1.

At June 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On June 8, 2023, the Company entered into a Second Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series D and Series E Notes previously issued pursuant to the Prior NPA. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 2.57% Series D Senior Notes, due March 17, 2028, and (ii) $60.0 million aggregate principal amount of its 2.35% Series E Senior Notes, due June 16, 2026, to which the terms of the Note Purchase Agreement shall apply.

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

6.25% Senior Notes Due in 2030

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Note Purchase Agreement.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes became payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At June 30, 2025, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40.0 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Prior NPA.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At June 30, 2025, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Prior NPA.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At June 30, 2025, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes and Series F Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2025, the actual ratio was 3.59 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2025, the actual ratio was 1.60 to 1.

At June 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the six month period ended June 30, 2025. Refer to our 2024 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2024 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2025. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

There have been no material changes from the risk factors associated with our business previously disclosed in the “Item 1A. Risk Factors” section of our 2024 Annual Report, except as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Changes in the U.S. trade environment, including uncertainty over global tariffs and the financial impact of tariffs, as well as economic uncertainty associated with geopolitics, may negatively affect our business, financial condition and results of operations.

The United States has enacted and proposed to enact significant new tariffs, as well as changes to existing tariffs. Additionally, various federal agencies have been directed to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion regarding potential significant changes to U.S. trade policies, treaties, and tariffs, all of which has resulted and may continue to result in retaliatory tariffs enacted by trading partners in response to such actions. Trade restrictions and rising political tensions could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could negatively impact our customers and suppliers. These developments or a perception of these developments could cause our customers or potential customers to delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us. During challenging times, our customers may tighten their budgets or face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. All these developments could negatively impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of June 30, 2025, 2,000,000 shares remained authorized for repurchase under the Repurchase Plan.

There were no shares repurchased during the three and six months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three and six months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2025	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer