Form 10-Q
period 2025-09-30
MCGRATH RENTCORP
filed 2025-10-23
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 22, 2025, 24,611,657 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) and the related condensed consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows as of September 30, 2025 and for the three-month and nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

October 23, 2025

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rental	$128,488	$124,203	$374,586	$365,708
Rental related services	49,622	47,701	121,021	111,640
Rental operations	178,110	171,904	495,607	477,349
Sales	76,058	92,508	184,759	181,992
Other	2,275	2,346	7,109	7,855
Total revenues	256,443	266,758	687,475	667,196
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	21,868	21,981	64,799	66,512
Rental related services	35,422	32,439	85,212	78,215
Other	32,308	27,252	91,479	84,182
Total direct costs of rental operations	89,598	81,672	241,490	228,909
Costs of sales	47,588	61,107	119,578	117,625
Total costs of revenues	137,186	142,779	361,068	346,534
Gross profit	119,257	123,979	326,407	320,661
Expenses:
Selling and administrative expenses	52,540	49,297	156,952	148,764
Other income, net	—	—	—	(9,281)
Income from operations	66,717	74,682	169,455	181,178
Interest expense	8,177	12,641	24,130	38,383
Foreign currency exchange loss (gain)	32	(216)	(54)	(53)
Gain on merger termination from WillScot Mobile Mini (Note 1)	—	(180,000)	—	(180,000)
WillScot Mobile Mini transaction costs (Note 1)	—	39,436	—	61,157
Income before provision for income taxes	58,508	202,821	145,379	261,691
Provision for income taxes	16,211	53,504	38,900	68,913
Net income	42,297	149,317	106,479	192,778
Earnings per share:
Basic	$1.72	$6.08	$4.33	$7.86
Diluted	$1.72	$6.08	$4.32	$7.85
Shares used in per share calculation:
Basic	24,612	24,551	24,598	24,538
Diluted	24,644	24,567	24,628	24,564
Cash dividends declared per share	$0.485	$0.475	$1.455	$1.425

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$42,297	$149,317	$106,479	$192,778
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	—	(135)	—	(57)
Comprehensive income	$42,297	$149,182	$106,479	$192,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2025	2024
Assets
Cash	$7,256	$807
Accounts receivable, net of allowance for credit losses of $2,866 at September 30, 2025 and at December 31, 2024	241,346	219,342
Rental equipment, at cost:
Relocatable modular buildings	1,456,049	1,414,367
Portable storage containers	243,386	240,846
Electronic test equipment	338,397	343,982
	2,037,832	1,999,195
Less: accumulated depreciation	(637,863)	(611,536)
Rental equipment, net	1,399,969	1,387,659
Property, plant and equipment, net	224,881	197,439
Inventories	13,422	14,304
Prepaid expenses and other assets	82,362	80,477
Intangible assets, net	49,262	54,332
Goodwill	332,373	323,224
Total assets	$2,350,871	$2,277,584
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$551,800	$590,208
Accounts payable	55,131	60,082
Accrued liabilities	113,920	113,961
Deferred income	130,767	109,836
Deferred income taxes, net	303,047	280,129
Total liabilities	1,154,665	1,154,216
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,612 shares as of September 30, 2025 and 24,551 shares as of December 31, 2024	118,648	116,253
Retained earnings	1,077,558	1,007,115
Total shareholders’ equity	1,196,206	1,123,368
Total liabilities and shareholders’ equity	$2,350,871	$2,277,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$—	$1,123,368
Net income	—	—	28,209	—	28,209
Share-based compensation	—	2,544	—	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	—	(12,094)
Other comprehensive income	—	—	—	—	—
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$—	$1,136,411
Net income	—	—	35,973	—	35,973
Share-based compensation	—	2,778	—	—	2,778
Common stock issued under stock plans, net of shares withheld for employee taxes	6	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(68)	—	—	(68)
Dividends accrued of $0.485 per share	—	—	(11,933)	—	(11,933)
Other comprehensive income	—	—	—	—	—
Balance at June 30, 2025	24,612	$115,891	$1,047,270	$—	$1,163,161
Net income	—	—	42,297	—	42,297
Share-based compensation	—	2,766	—	—	2,766
Common stock issued under stock plans, net of shares withheld for employee taxes	—	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(9)	—	—	(9)
Dividends accrued of $0.485 per share	—	—	(12,009)	—	(12,009)
Other comprehensive income	—	—	—	—	—
Balance at September 30, 2025	24,612	$118,648	$1,077,558	$—	$1,196,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2023	24,496	$111,122	$822,796	$(116)	$933,802
Net income	—	—	22,848	—	22,848
Share-based compensation	—	2,209	—	—	2,209
Common stock issued under stock plans, net of shares withheld for employee taxes	45	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,082)	—	—	(4,082)
Dividends accrued of $0.475 per share	—	—	(11,824)	—	(11,824)
Other comprehensive income	—	—	—	67	67
Balance at March 31, 2024	24,541	$109,249	$833,820	$(49)	$943,020
Net income	—	—	20,618	—	20,618
Share-based compensation	—	2,347	—	—	2,347
Common stock issued under stock plans, net of shares withheld for employee taxes	9	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,763)	—	(11,763)
Other comprehensive income	—	—	—	11	11
Balance at June 30, 2024	24,550	$111,596	$842,675	$(38)	$954,233
Net income	—	—	149,317	—	149,317
Share-based compensation	—	2,393	—	—	2,393
Common stock issued under stock plans, net of shares withheld for employee taxes	1	—	—	—	—
Dividends accrued of $0.475 per share	—	—	(11,748)	—	(11,748)
Other comprehensive loss	—	—	—	(135)	(135)
Balance at September 30, 2024	24,551	$113,989	$980,244	$(173)	$1,094,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$106,479	$192,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,717	80,824
Deferred income taxes	22,918	31,927
Provision for credit losses	1,266	1,437
Share-based compensation	8,088	6,949
Gain on sale of property, plant and equipment	—	(9,281)
Gain on sale of used rental equipment	(30,188)	(25,185)
Foreign currency exchange gain	(54)	(53)
Amortization of debt issuance costs	204	6
Change in:
Accounts receivable	(23,270)	1,402
Inventories	882	(6,860)
Prepaid expenses and other assets	(1,884)	19,988
Accounts payable	(8,041)	30,562
Accrued liabilities	(1,854)	605
Deferred income	20,502	12,497
Net cash provided by operating activities	174,765	337,596
Cash Flows from Investing Activities:
Purchases of rental equipment	(91,516)	(167,269)
Purchases of property, plant and equipment	(33,235)	(36,070)
Cash paid for acquisition of businesses	(21,947)	—
Proceeds from sales of used rental equipment	58,647	50,270
Proceeds from sales of property, plant and equipment	—	12,251
Net cash used in investing activities	(88,051)	(140,818)
Cash Flows from Financing Activities:
Net payments under bank lines of credit	(40,612)	(154,420)
Principal payment of term note agreement	(73,000)	—
Borrowings under Series G senior notes	75,000	—
Taxes paid related to net share settlement of stock awards	(5,693)	(4,082)
Payment of dividends	(35,960)	(35,097)
Net cash used in financing activities	(80,265)	(193,599)
Net increase in cash	6,449	3,179
Cash balance, beginning of period	807	877
Cash balance, end of period	$7,256	$4,056
Supplemental Disclosure of Cash Flow Information:
Gain on merger termination, net of transaction costs, presented under net cash provided by operating activities	$—	$118,843
Interest paid, during the period	$24,869	$40,338
Net income taxes paid (refunded), during the period	$6,537	$(3,826)
Dividends accrued during the period, not yet paid	$12,535	$12,241
Rental equipment acquisitions, not yet paid	$8,459	$3,333
Business acquisition payments withheld	$1,815	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and nine months ended September 30, 2025, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 19, 2025 for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Transaction costs attributed to the Merger Agreement are reported in the Company's Corporate segment. Expenses recognized as a result of the terminated merger totaled $61.2 million and $63.2 million for the nine and twelve month periods ended September 30, 2024 and December 31, 2024, respectively. The termination payment received of $180.0 million, net of transaction costs, resulted in net proceeds received of $116.8 million during the year ended December 31, 2024. The Company determined that the transaction costs incurred on the terminated merger were significant and required separate presentation on the Company's consolidated statements of income for the year ended December 31, 2024. Due to this determination, the Company has excluded such transaction costs from Selling and administrative expenses and reported them separately on the consolidated statements of income as non-operating expenses.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires incremental disclosures about specific expense categories, including but not limited to, employee compensation, depreciation, intangible asset amortization, selling expenses and purchases of inventory. This ASU is effective for fiscal years beginning after December 31, 2026, and interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is in the process of evaluating the financial statement impact of this ASU.

NOTE 3. BUSINESS COMBINATIONS

During the quarter ended June 30, 2025, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for $11.8 million and a regional provider of container solutions for $12.0 million, subject to holdback payments of $1.2 million and $0.6 million, respectively. The preliminary purchase price allocation of the modular solutions provider was $6.3 million to the fair value of rental equipment acquired, intangible assets of $1.1 million and $4.3 million to goodwill. The preliminary purchase price allocation to the container solutions provider was $4.7 million to the fair value of rental equipment acquired, $1.0 million to property, plant and equipment, intangible assets of $1.7 million and $4.9 million to goodwill. These acquisitions were accounted for as a purchase of a “business” in accordance with criteria in Accounting Standards Codification ("ASC") 805, Business Combinations, using the purchase method of accounting. Incremental transaction costs totaled $0.3 million for the nine months ended September 30, 2025.

NOTE 4. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards. The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with ASC 842, Leases (Topic 842). Revenues determined to be non-lease related are accounted for in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtains control when delivery and installation are complete. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s condensed consolidated balance sheets totaled $48.9 million and $35.4 million at September 30, 2025 and December 31, 2024, respectively. Sales revenues totaling $5.8 million and $34.5 million were recognized during the three and nine months ended September 30, 2025, respectively, which were included in the contract liability balance at December 31, 2024. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s condensed consolidated balance sheets and totaled $9.9 million and $13.0 million at September 30, 2025 and December 31, 2024, respectively. The Company did not recognize any material contract asset impairments during the periods ended September 30, 2025 and December 31, 2024, respectively.

The Company's uncompleted contracts with customers which meet the criteria for over-time revenue recognition have unsatisfied or partially satisfied performance obligations. As of September 30, 2025, approximately $38.3 million of revenue is expected to be recognized for unsatisfied or partially satisfied obligations. The Company expects to recognize revenue for approximately one half of these unsatisfied or partially satisfied performance obligations over the next twelve months, with the remaining balance recognized thereafter. For the three and nine months ended September 30, 2025, approximately $79.5 million and $184.3 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and approximately $18.1 million and $42.2 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the nine months ended September 30, 2025, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $6.2 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.1 million for the remainder of the current year, $2.2 million in 2026, $1.0 million in 2027, $1.1 million in 2028 and $0.8 million in 2029. The Company’s assessment of current expected losses on these receivables was not material and therefore no credit loss expense was provided as of the nine months ended September 30, 2025. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and nine months ended September 30, 2025, the Company’s lease revenues were $158.9 million and $461.0 million, respectively, consisting of $158.1 million and $457.9 million of operating lease revenues, respectively, and $0.8 million and $3.1 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and nine months ended September 30, 2025, include $0.6 million and $2.4 million of sales revenues, respectively, and $0.2 million and $0.7 million of interest income, respectively.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended September 30,
2025
Leasing	$112,056	$17,725	$29,098	$—	$158,879
Non-lease:
Rental related services	17,072	3,939	743	—	21,754
Sales	52,336	2,693	6,730	13,684	75,443
Other	4	45	318	—	367
Total non-lease	69,412	6,677	7,791	13,684	97,564
Total revenues	$181,468	$24,402	$36,889	$13,684	$256,443

2024
Leasing	$109,249	$17,486	$26,524	$—	$153,259
Non-lease:
Rental related services	16,131	4,127	755	—	21,013
Sales	65,994	1,411	7,169	17,499	92,073
Other	33	27	353	—	413
Total non-lease	82,158	5,565	8,277	17,499	113,499
Total revenues	$191,407	$23,051	$34,801	$17,499	$266,758

Nine Months Ended September 30,
2025
Leasing	$324,791	$51,700	$84,499	$—	$460,990
Non-lease:
Rental related services	29,199	11,451	2,217	—	42,867
Sales	115,310	5,649	20,597	40,763	182,319
Other	74	214	1,011	—	1,299
Total non-lease	144,583	17,314	23,825	40,763	226,485
Total revenues	$469,374	$69,014	$108,324	$40,763	$687,475

2024
Leasing	$306,003	$54,881	$79,180	$—	$440,064
Non-lease:
Rental related services	27,130	12,865	2,087	—	42,082
Sales	127,250	3,889	18,926	30,591	180,656
Other	3,153	200	1,041	—	4,394
Total non-lease	157,533	16,954	22,054	30,591	227,132
Total revenues	$463,536	$71,835	$101,234	$30,591	$667,196

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted-average number of shares of common stock for calculating basic earnings per share	24,612	24,551	24,598	24,538
Effect of potentially dilutive securities from equity-based compensation	32	16	30	26
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,644	24,567	24,628	24,564

There were 57,157 anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2025. There were no anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, 2,000,000 shares remained authorized for repurchase under the Repurchase Plan.

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

(dollar amounts in thousands)	September 30,	December 31,
	2025	2024
Raw materials	$3,819	$3,380
Work-in-process	9,603	10,924
Inventories	$13,422	$14,304

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2025
Customer relationships	6 to 11	6.3	$75,734	$(31,156)	$44,578
Non-compete agreements	5	2.3	10,806	(6,818)	3,988
Trade name	0.75 to 8	3.5	2,000	(1,475)	525
Total amortizing			88,540	(39,449)	49,091
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(39,449)	$49,262

December 31, 2024
Customer relationships	8 to 11	6.9	$73,217	$(25,010)	$48,207
Non-compete agreements	5	2.8	10,556	(5,239)	5,317
Trade name	0.75 to 8	4.3	2,000	(1,363)	637
Total amortizing			85,773	(31,612)	54,161
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(31,612)	$54,332

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2024, with no indicators of impairment. In addition, no impairment triggering events occurred during the nine months ended September 30, 2025, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the nine months ended September 30, 2025 and 2024, was $7.8 million and $7.7 million, respectively. Based on the carrying values at September 30, 2025 and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $2.7 million for the remainder of fiscal year 2025, $10.2 million in 2026, $10.0 million in 2027, $8.6 million in 2028, $5.1 million in 2029 and $3.3 million in 2030.

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

The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with the Company’s senior management team, of which the CODM is a member. The most significant allocation determinations made by the CODM pertain to purchases of rental equipment and employee headcount. These determinations are generally made as part of the annual budgeting process, with regular reviews occurring throughout the year that can result in allocation changes depending upon performance against budget. On a monthly basis, the CODM considers period end and average rental equipment utilization and budget-to-actual variances to gross profit, income from operations, income before provision for income taxes and net income when making decisions about allocating capital and employee resources to the segments. Excluding interest expense, allocations of revenue and expense not directly associated with one of these segments are generally allocated to Mobile Modular, Portable Storage and TRS-RenTelco, based on their pro-rata share of direct revenues. Interest expense is allocated amongst Mobile Modular, Portable Storage and TRS-RenTelco based on their pro-rata share of average rental equipment at cost, goodwill, intangible assets, accounts receivable, deferred income and customer security deposits. The Company does not report total assets by business segment.

Summarized financial information for the nine months ended September 30, 2025 and 2024, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Nine Months Ended September 30,
2025
Revenues
Rental revenues	$243,572	$50,307	$80,707	$—	$374,586
Rental related services revenues	106,191	12,212	2,618	—	121,021
Sales	115,308	5,649	23,039	40,763	184,759
Other	4,303	846	1,960	—	7,109
Total revenues	469,374	69,014	108,324	40,763	687,475
Costs of Revenues
Depreciation of rental equipment	32,105	3,125	29,569	—	64,799
Rental related services	69,999	12,976	2,237	—	85,212
Other	69,001	5,636	16,842	—	91,479
Costs of sales	76,483	3,509	11,574	28,012	119,578
Total costs of revenues	247,588	25,246	60,222	28,012	361,068
Gross profit	221,786	43,768	48,102	12,751	326,407
Significant Segment Expenses [3]
Wages and benefits	44,021	10,772	8,799	3,813	67,405
Depreciation and amortization	10,739	1,252	44	312	12,347
Marketing and administrative expenses	13,803	5,080	4,056	1,787	24,726
Allocated corporate services [4]	36,786	5,472	8,820	—	51,078
Other segment items [5]	805	438	152	—	1,395
Total expenses	106,154	23,014	21,871	5,913	156,952
Income from operations	115,632	20,754	26,231	6,838	169,455
Interest expense (income) allocation	19,509	2,847	3,660	(1,886)	24,130
Foreign currency exchange gain	—	—	(54)	—	(54)
Income before provision for income taxes	96,123	17,907	22,625	8,724	145,379
Provision for income taxes	25,827	4,815	5,999	2,259	38,900
Net income	$70,296	$13,092	$16,626	$6,465	$106,479
Reconciliation of Segment Profit
Total segment gross profit					$326,407
Segment operating expenses, net					156,952
Interest expense allocation					24,130
Foreign currency exchange gain					(54)
Income before provision for income taxes					145,379
Provision for income taxes					38,900
Net income					$106,479
Other Selected Information
Rental equipment acquisitions	$60,654	$1,338	$32,590	$—	$94,582
Accounts receivable, net (period end)	$187,777	$11,125	$25,039	$17,405	$241,346
Rental equipment, at cost (period end)	$1,456,049	$243,386	$338,397	$—	$2,037,832
Rental equipment, net book value (period end)	$1,077,335	$218,256	$104,378	$—	$1,399,969
Utilization (period end) [2]	71.9%	62.1%	64.1%
Average utilization [2]	73.6%	60.8%	63.5%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Nine Months Ended September 30,
2024
Revenues
Rental revenues	$236,040	$53,270	$76,398	$—	$365,708
Rental related services revenues	95,450	13,768	2,422	—	111,640
Sales	127,251	3,889	20,261	30,591	181,992
Other	4,795	907	2,153	—	7,855
Total revenues	463,536	71,835	101,234	30,591	667,195
Costs of Revenues
Depreciation of rental equipment	29,994	2,971	33,547	—	66,512
Rental related services	62,974	13,212	2,029	—	78,215
Other	64,487	4,322	15,373	—	84,182
Costs of sales	83,180	2,390	9,346	22,709	117,625
Total costs of revenues	240,635	22,895	60,295	22,709	346,534
Gross profit	222,901	48,939	40,939	7,882	320,661
Significant Segment Expenses [3]
Wages and benefits	42,759	10,393	7,862	3,429	64,443
Depreciation and amortization	10,165	1,104	80	285	11,634
Marketing and administrative expenses	13,056	4,609	4,205	1,655	23,525
Allocated corporate services [4]	34,262	5,483	8,079	—	47,824
Other segment items [5]	640	475	224	—	1,339
Total expenses	100,882	22,064	20,450	5,368	148,764
Other income, net	(6,220)	(1,319)	(1,742)	—	(9,281)
Income from operations	128,239	28,194	22,231	2,514	181,178
Interest expense (income) allocation	29,951	4,255	6,070	(1,893)	38,383
Foreign currency exchange gain	—	—	(53)	—	(53)
Income before provision for income taxes	98,288	23,939	16,214	4,407	142,848
Provision for income taxes	25,850	6,296	4,264	1,159	37,569
Net income	$72,438	$17,643	$11,950	$3,248	$105,279
Reconciliation of Segment Profit
Total segment gross profit					$320,661
Segment operating expenses, net					148,764
Other income, net					(9,281)
Interest expense allocation					38,383
Foreign currency exchange loss					(53)
Gain on merger termination from WillScot Mobile Mini [6]					(180,000)
WillScot Mobile Mini transaction costs [6]					61,157
Income before provision for income taxes					261,691
Provision for income taxes					68,913
Net income					$192,778
Other Selected Information
Rental equipment acquisitions	$129,837	$7,818	$16,295	$—	$153,950
Accounts receivable, net (period end)	$182,617	$10,481	$19,642	$11,789	$224,529
Rental equipment, at cost (period end)	$1,398,475	$241,620	$356,979	$—	$1,997,074
Rental equipment, net book value (period end)	$1,051,703	$220,139	$119,840	$—	$1,391,682
Utilization (period end) [2]	76.5%	62.0%	59.0%
Average utilization [2]	78.0%	66.1%	56.8%
1.
Gross Enviroplex sales revenues were $40,762 and $30,593 for the nine months ended September 30, 2025 and 2024, respectively. There were no inter-segment sales to Mobile Modular in the nine months ended September 30, 2025 and $2 of inter-segment sales to Mobile Modular in the nine months ended September 30, 2024, which required elimination in consolidation.
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

6.
During the nine months ended September 30, 2024, the Company received $180.0 million in cash proceeds and incurred $61.2 million in transaction costs attributed to the terminated merger with WillScot Mobile Mini.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2025 and 2024. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for both comparable periods.

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

In the nine months ended September 30, 2025, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 66%, 12%, 16% and 6% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 69%, 17%, 11% and 3% for the same period in 2024.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers. Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2024 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in the Company's 2024 Annual Report.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 72% and 71% of consolidated revenues in the nine months ended September 30, 2025 and 2024, respectively. Of the total rental operations revenues for the nine months ended September 30, 2025, Mobile Modular, Portable Storage and TRS-RenTelco comprised 71%, 12% and 17%, respectively, compared to 69%, 14% and 17%, respectively, in the same period of 2024. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2025 and 2024, sales and other revenues of modular, container and electronic test equipment comprised approximately 28% and 29% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the nine months ended September 30, 2025 and 2024, Mobile Modular and Enviroplex together comprised 84% and 85%, respectively, Portable Storage comprised 3% in both periods, and TRS-RenTelco comprised 13% and 12%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On September 19, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.485 per common share for the quarter ended September 30, 2025, an increase of 2% over the prior year’s comparable quarter.

Business Outlook

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations, continue to impact the global economy. In addition, recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. The ongoing federal government shutdown, along with other recent political and fiscal developments in the United States, has further increased uncertainty in the economic environment and may negatively impact customer confidence, project funding and the timing of new business activity. In periods of perceived or actual unfavorable economic conditions, our customers or potential customers could delay or re-evaluate their decisions to initiate various projects which in turn could result in a delay or cessation of engagement or other business activities with us. These factors also make it difficult for us to forecast and plan future budgetary decisions or business activities accurately. Our operating results could be materially impacted by changes in the overall macroeconomic environment and other economic factors.

Results of Operations

Three Months Ended September 30, 2025 Compared to

Three Months Ended September 30, 2024

Overview

Consolidated revenues for the three months ended September 30, 2025, decreased 4% to $256.4 million, from $266.8 million for the same period in 2024. Consolidated net income for the three months ended September 30, 2025, decreased 72% to $42.3 million, from $149.3 million for the same period in 2024. Earnings per diluted share for the three months ended September 30, 2025, decreased by $4.36 to $1.72, compared to $6.08 for the same period in 2024. The decrease in consolidated net income and earnings per diluted share during the period was primarily attributed to the terminated Merger Agreement in 2024 which provided a $180.0 million gain on merger termination, partly offset by $39.4 million in transaction costs, net of provision for income taxes. Excluding the gain and transaction costs attributed to the merger termination in the current year, the Company's consolidated net income decreased by approximately $3.6 million, or 8%, to $42.3 million, and diluted earnings per share decreased $0.15, or 8%, to $1.72.

For the three months ended September 30, 2025, on a consolidated basis:

•
Gross profit decreased $4.7 million, or 4%, to $119.3 million in 2025. Mobile Modular’s gross profit decreased $6.7 million, or 7%, largely due to lower gross profit on sales and rental operations revenues. Portable Storage's gross profit decreased $0.7 million, or 5%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $2.8 million, or 20%, primarily due to higher gross profit on rental revenues. Enviroplex’s gross profit was $4.5 million, representing a 1% decrease compared to the same period in 2024.
•
Selling and administrative expenses increased $3.2 million to $52.5 million, primarily due to a $1.6 million increase in marketing and administrative expenses and $1.3 million higher employees' salaries and benefit costs during the period.
•
During the three months ended September 30, 2024, the Company incurred $39.4 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated September 20, 2024. These significant costs that did not recur during the three months ended September 30, 2025, are reported separately on the Company’s condensed consolidated statements of income.
•
Interest expense decreased $4.5 million to $8.2 million, which was primarily attributed to $199.4 million lower average debt levels of the Company and a lower effective interest rate in 2025 of 5.81%, compared to 6.63% for the same period in 2024. The 26% decrease in average debt when compared to 2024 was primarily attributed to lower rental equipment purchases in 2025 and the proceeds received in 2024 from the terminated merger with WillScot Mobile Mini after transaction costs and income taxes.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 70%, 10% and 15%, respectively, compared to 71%, 12% and 9%, respectively, for the comparable 2024 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 5% in both periods.
•
The provision for income taxes resulted in an effective tax rate of 27.7% and 26.4%, for the quarters ended September 30, 2025 and 2024, respectively.
•
Adjusted EBITDA decreased $7.5 million, or 7%, to $96.5 million in 2025.

Mobile Modular

For the three months ended September 30, 2025, Mobile Modular’s total revenues decreased $9.9 million, or 5%, to $181.5 million compared to the same period in 2024, primarily due to lower sales revenues. The sales revenue decrease, together with lower gross profit on sales and rental operations revenues, and $1.4 million higher selling and administrative expenses, resulted in a $4.7 million decrease in pre-tax income to $41.1 million for the three months ended September 30, 2025, from $45.8 million for the same period in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/25 compared to Three Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$83,168	$81,508	$1,660	2%
Rental related services	44,544	42,396	2,148	5%
Rental operations	127,712	123,904	3,808	3%
Sales	52,334	65,994	(13,660)	(21)%
Other	1,422	1,509	(87)	(6)%
Total revenues	181,468	191,407	(9,939)	(5)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,810	10,124	686	7%
Rental related services	29,809	27,366	2,443	9%
Other	24,199	20,549	3,650	18%
Total direct costs of rental operations	64,818	58,039	6,779	12%
Costs of sales	33,558	43,595	(10,037)	(23)%
Total costs of revenues	98,376	101,634	(3,258)	(3)%
Gross Profit
Rental	48,159	50,835	(2,676)	(5)%
Rental related services	14,735	15,030	(295)	(2)%
Rental operations	62,894	65,865	(2,971)	(5)%
Sales	18,776	22,399	(3,623)	(16)%
Other	1,422	1,509	(87)	(6)%
Total gross profit	83,092	89,773	(6,681)	(7)%
Expenses:
Selling and administrative expenses	35,389	34,028	1,361	4%
Income from operations	47,703	55,745	(8,042)	(14)%
Interest expense allocation	6,597	9,979	(3,382)	(34)%
Pre-tax income	$41,106	$45,766	$(4,660)	(10)%
Other Selected Information
Adjusted EBITDA	$64,573	$71,420	(6,847)	(10)%
Average rental equipment [1]	$1,328,245	$1,240,950	$87,295	7%
Average rental equipment on rent	$963,917	$956,245	$7,672	1%
Average monthly total yield [2]	2.09%	2.19%		(5)%
Average utilization [3]	72.6%	77.1%		(6)%
Average monthly rental rate [4]	2.88%	2.84%		1%
Period end rental equipment [1]	$1,341,377	$1,259,179	$82,198	7%
Period end utilization [3]	71.9%	76.5%		(6)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the three months ended September 30, 2025, decreased $6.7 million, or 7%, to $83.1 million. For the three months ended September 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $1.7 million, or 2%, due to 1% higher average rental equipment on rent and 1% higher average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in 2025 and 12% in 2024, and other direct costs were 29% and 25% in 2025 and 2024, respectively, which resulted in gross margin percentages of 58% in 2025, compared to 62% in 2024. The increase in other direct costs was primarily due to higher labor and material costs incurred during 2025 to prepare equipment to meet customer rental demand. The higher rental revenues, offset by lower rental margins, resulted in gross profit on rental revenues decreasing $2.7 million, or 5%, to $48.2 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $2.1 million, or 5%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher site related services when compared to 2024. The increase in revenues together with lower gross margin percentage of 33% in 2025, compared to 35% in 2024, resulted in rental related services gross profit decreasing $0.3 million, or 2%, to $14.7 million in 2025.
•
Gross Profit on Sales – Sales revenues decreased $13.7 million, or 21%, compared to 2024, due to lower new equipment sales. The higher gross margin percentage of 36% in 2025 compared to 34% in 2024, together with lower sales revenues, resulted in gross profit on sales decreasing $3.6 million, or 16%, to $18.8 million. The higher gross margin on sales in 2025 was primarily due to a higher mix of used versus new sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended September 30, 2025, selling and administrative expenses increased $1.4 million, or 4%, to $35.4 million, primarily due to $1.2 million higher allocated corporate expenses when compared to 2024.

Portable Storage

For the three months ended September 30, 2025, Portable Storage’s total revenues increased $1.4 million, or 6%, to $24.4 million compared to the same period in 2024, primarily due to higher rental and sales revenues, partly offset by lower rental related services revenues. Lower gross profit on rental operations revenues, higher gross profit on sales revenues, coupled with higher selling and administrative expenses and lower allocated interest expense, resulted in a decrease in pre-tax income of $1.5 million, or 20%, to $5.9 million in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 9/30/25 compared to Three Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$17,293	$17,040	$253	1%
Rental related services	4,187	4,405	(218)	(5)%
Rental operations	21,480	21,445	35	0%
Sales	2,693	1,411	1,282	91%
Other	229	195	34	17%
Total revenues	24,402	23,051	1,351	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,056	1,006	50	5%
Rental related services	4,739	4,280	459	11%
Other	2,191	1,327	864	65%
Total direct costs of rental operations	7,986	6,613	1,373	21%
Costs of sales	1,629	906	723	80%
Total costs of revenues	9,615	7,519	2,096	28%
Gross Profit (Loss)
Rental	14,046	14,707	(661)	(4)%
Rental related services	(552)	125	(677)	nm
Rental operations	13,494	14,832	(1,338)	(9)%
Sales	1,064	505	559	111%
Other	229	195	34	17%
Total gross profit	14,787	15,532	(745)	(5)%
Expenses:
Selling and administrative expenses	7,912	6,790	1,122	17%
Income from operations	6,875	8,742	(1,867)	(21)%
Interest expense allocation	994	1,388	(394)	(28)%
Pre-tax income	$5,881	$7,354	$(1,473)	(20)%
Other Selected Information
Adjusted EBITDA	$9,245	$10,796	$(1,551)	(14)%
Average rental equipment [1]	$237,227	$229,231	$7,996	3%
Average rental equipment on rent	$145,533	$144,000	$1,533	1%
Average monthly total yield [2]	2.43%	2.48%		(2)%
Average utilization [3]	61.4%	62.8%		(2)%
Average monthly rental rate [4]	3.96%	3.94%		1%
Period end rental equipment [1]	$238,132	$230,261	$7,871	3%
Period end utilization [3]	62.1%	62.0%		0%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended September 30, 2025, decreased $0.7 million, or 5%, to $14.8 million. For the three months ended September 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.3 million, or 1%, due to 1% higher average rental equipment on rent and 1% higher average monthly rental rates in 2025 as compared to 2024. As a percentage of rental revenues, depreciation was 6% in both 2025 and 2024, and other direct costs were 13% and 8% in 2025 and 2024, respectively, which resulted in gross margin percentages of 81% and 86% in 2025 and in 2024, respectively. The higher rental revenues, offset by lower rental margins resulted in gross profit on rental revenues decreasing $0.7 million, or 4%, to $14.0 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues decreased $0.2 million, or 5%, to $4.2 million in 2025. The gross margin on rental related services revenues was negative 13% in 2025, compared to 3% in 2024. The lower revenues coupled with lower gross margins in 2025, resulted in rental related services gross profit decreasing $0.7 million, when compared to 2024.
•
Gross Profit on Sales– Sales revenues increased $1.3 million, primarily due to higher used equipment sales. The higher sales revenues and higher gross margins of 40% in 2025, compared to 36% in 2024, resulted in sales gross profit increasing $0.6 million to $1.1 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2025, Portable Storage’s selling and administrative expenses increased $1.1 million, or 17%, to $7.9 million, primarily due to a $0.5 million increase in employee salaries and benefits and $0.3 million higher allocated corporate expenses when compared to 2024.

TRS-RenTelco

For the three months ended September 30, 2025, TRS-RenTelco’s total revenues increased $2.1 million, or 6%, to $36.9 million, compared to the same period in 2024, primarily due to higher rental revenues. Higher gross profit on rental and sales revenues, together with higher selling and administrative expenses and a decrease in allocated interest expense, resulted in a 48% increase in pre-tax income to $8.5 million for the three months ended September 30, 2025, from $5.7 million for the same period in 2024.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/25 compared to Three Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$28,027	$25,655	$2,372	9%
Rental related services	891	900	(9)	(1)%
Rental operations	28,918	26,555	2,363	9%
Sales	7,347	7,604	(257)	(3)%
Other	624	642	(18)	(3)%
Total revenues	36,889	34,801	2,088	6%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,002	10,851	(849)	(8)%
Rental related services	874	793	81	10%
Other	5,918	5,376	542	10%
Total direct costs of rental operations	16,794	17,020	(226)	(1)%
Costs of sales	3,231	3,688	(457)	(12)%
Total costs of revenues	20,025	20,708	(683)	(3)%
Gross Profit
Rental	12,107	9,428	2,679	28%
Rental related services	17	107	(90)	(84)%
Rental operations	12,124	9,535	2,589	27%
Sales	4,116	3,916	200	5%
Other	624	642	(18)	(3)%
Total gross profit	16,864	14,093	2,771	20%
Expenses:
Selling and administrative expenses	7,113	6,627	486	7%
Income from operations	9,751	7,466	2,285	31%
Interest expense allocation	1,250	1,949	(699)	(36)%
Foreign currency exchange loss (gain)	32	(216)	(248)	nm
Pre-tax income	$8,469	$5,733	$2,736	48%
Other Selected Information
Adjusted EBITDA	$20,212	$18,945	$1,267	7%
Average rental equipment [1]	$333,045	$362,431	$(29,386)	(8)%
Average rental equipment on rent	$215,879	$207,788	$8,091	4%
Average monthly total yield [2]	2.81%	2.36%		19%
Average utilization [3]	64.8%	57.3%		13%
Average monthly rental rate [4]	4.33%	4.12%		5%
Period end rental equipment [1]	$335,482	$354,183	$(18,701)	(5)%
Period end utilization [3]	64.1%	59.0%		9%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2025 increased $2.8 million, or 20%, to $16.9 million. For the three months ended September 30, 2025 compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $2.4 million, or 9%, depreciation expense decreased $0.8 million, or 8%, and other direct costs increased by $0.5 million, or 10%, resulting in a 28% increase in gross profit on rental revenues to $12.1 million. As a percentage of rental revenues, depreciation was 36% and 42% in 2025 and 2024, respectively, and other direct costs were 21% in both 2025 and 2024, which resulted in a gross margin percentage of 43% and 37% in 2025 and 2024, respectively. The increase in rental revenues was due to a 4% increase in average rental equipment on rent and 5% higher average monthly rental rates in 2025, as compared to 2024.
•
Gross Profit on Sales – Sales revenues decreased $0.3 million, or 3%, to $7.3 million in 2025. Gross profit on sales increased $0.2 million, or 5%, to $4.1 million, with gross margin percentages of 56% and 52% in 2025 and 2024, respectively. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2025, selling and administrative expenses increased $0.5 million, or 7%, to $7.1 million. The increase was primarily attributed to $0.4 million higher allocated corporate expenses when compared to 2024.

Nine Months Ended September 30, 2025 Compared to

Nine Months Ended September 30, 2024

Overview

Consolidated revenues for the nine months ended September 30, 2025, increased 3% to $687.5 million, from $667.2 million for the same period in 2024. Consolidated net income for the nine months ended September 30, 2025, decreased 45% to $106.5 million, from $192.8 million for the same period in 2024. Earnings per diluted share for the nine months ended September 30, 2025, decreased $3.52 to $4.32, compared to $7.85 for the same period in 2024. The decrease in consolidated net income and earnings per diluted share during the period was primarily attributed to the terminated Merger Agreement which provided a $180.0 million gain on merger termination, partly offset by $61.2 million in transaction costs, net of provision for income taxes. Excluding the gain and transaction costs attributed to the merger termination in the prior year, the Company's net income increased by approximately $1.3 million, or 1%, to $106.5 million, and diluted earnings per share increased $0.04, or 1%, to $4.32. Additionally, in 2024 the Company reported Other income, net of $9.3 million from the sale of a corporate property, which further contributed to the period-over-period change in net income and diluted earnings per share.

For the nine months ended September 30, 2025, on a consolidated basis:

•
Gross profit increased $5.7 million, or 2%, to $326.4 million in 2025. Mobile Modular’s gross profit decreased $1.1 million, or 1%, primarily due to lower gross profit on sales revenues, partly offset by higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $5.2 million, or 11%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $7.2 million, or 17%, primarily due to higher gross profit on rental revenues. Enviroplex’s gross profit increased $4.9 million due to higher sales revenue and an increase in sales margins in 2025.
•
Selling and administrative expenses increased $8.2 million to $157.0 million, primarily due to $3.8 million higher employees' salaries and benefit costs and $2.6 million higher marketing and administrative expenses.
•
During the nine months ended September 30, 2024, the Company incurred $61.2 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated on September 20, 2024. These significant costs are reported separately on the Company’s condensed consolidated statements of income.
•
Interest expense decreased $14.3 million to $24.1 million, which was primarily attributed to $209.9 million lower average debt levels of the Company and a lower effective interest rate in 2025 of 5.69% compared to 6.60% for the same period in 2024. The 27% decrease in average debt when compared to 2024 was primarily the result of lower rental equipment purchases in 2025 and the $180.0 million payment received from the terminated merger with WillScot Mobile Mini, net of transaction costs and income taxes, which was primarily used to pay down existing debt obligations.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 66%, 12% and 16%, respectively, compared to 69%, 17% and 11%, respectively, for the comparable 2024 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 6% and 3% in 2025 and 2024, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.8% and 26.3%, for the periods ended September 30, 2025 and 2024, respectively.
•
Adjusted EBITDA decreased $2.2 million, or 1%, to $257.6 million in 2025.

Mobile Modular

For the nine months ended September 30, 2025, Mobile Modular’s total revenues increased $5.8 million, or 1%, to $469.4 million compared to the same period in 2024, due to higher rental operations revenues, partly offset by lower sales revenues. The total revenue increase, together with higher gross profit on rental operations revenues, lower gross profit on sales revenues, higher selling and administrative expenses and lower allocated interest expense, resulted in a $2.2 million decrease in pre-tax income to $96.1 million for the nine months ended September 30, 2025, from $98.3 million for the same period in 2024. Included within pre-tax income for the period ended September 30, 2024, was Other income, net of $6.2 million which contributed to the period-over-period change. In 2024, Other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was an increase of $4.1 million, or 4%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/25 compared to Nine Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$243,572	$236,040	$7,532	3%
Rental related services	106,191	95,450	10,741	11%
Rental operations	349,763	331,490	18,273	6%
Sales	115,308	127,251	(11,943)	(9)%
Other	4,303	4,795	(492)	(10)%
Total revenues	469,374	463,536	5,838	1%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	32,105	29,994	2,111	7%
Rental related services	69,999	62,974	7,025	11%
Other	69,001	64,487	4,514	7%
Total direct costs of rental operations	171,105	157,455	13,650	9%
Costs of sales	76,483	83,180	(6,697)	(8)%
Total costs of revenues	247,588	240,635	6,953	3%
Gross Profit
Rental	142,466	141,559	907	1%
Rental related services	36,192	32,476	3,716	11%
Rental operations	178,658	174,035	4,623	3%
Sales	38,825	44,071	(5,246)	(12)%
Other	4,303	4,795	(492)	(10)%
Total gross profit	221,786	222,901	(1,115)	(1)%
Expenses:
Selling and administrative expenses	106,154	100,882	5,272	5%
Other income, net	—	(6,220)	(6,220)	nm
Income from operations	115,632	128,239	(12,607)	(10)%
Interest expense allocation	19,509	29,951	(10,442)	(35)%
Pre-tax income	$96,123	$98,288	$(2,165)	(2)%
Other Selected Information
Adjusted EBITDA	$165,290	$168,165	$(2,875)	(2)%
Average rental equipment [1]	$1,304,716	$1,206,361	$98,355	8%
Average rental equipment on rent	$960,541	$940,878	$19,663	2%
Average monthly total yield [2]	2.07%	2.17%		(5)%
Average utilization [3]	73.6%	78.0%		(6)%
Average monthly rental rate [4]	2.82%	2.79%		1%
Period end rental equipment [1]	$1,341,377	$1,259,179	$82,198	7%
Period end utilization [3]	71.9%	76.5%		(6)%
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

nm = Not meaningful

Mobile Modular’s gross profit for the nine months ended September 30, 2025, decreased $1.1 million, or 1%, to $221.8 million. For the nine months ended September 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.5 million, or 3%, due to 2% higher average rental equipment on rent and 1% higher average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in both 2025 and 2024, and other direct costs were 28% in 2025 and 27% in 2024, which resulted in gross margin percentages of 58% in 2025, compared to 60% in 2024. The higher rental revenues, partly offset by lower rental margins, resulted in gross profit on rental revenues increasing $0.9 million, or 1%, to $142.5 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $10.7 million, or 11%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher site related services and delivery revenues, partly offset by lower return delivery and dismantle revenues. The increase in revenues accompanied by a comparable gross margin percentage of 34% in 2025, resulted in rental related services gross profit increasing $3.7 million, or 11%, to $36.2 million in 2025.
•
Gross Profit on Sales – Sales revenues decreased $11.9 million, or 9%, compared to 2024, due to lower new equipment sales. The lower gross margin percentage of 34% in 2025 compared to 35% in 2024, coupled with lower sales revenue, resulted in gross profit on sales decreasing $5.2 million, or 12%, to $38.8 million. The lower total gross margin on sales in 2025 was primarily due to a reduction in new equipment sales margins. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the nine months ended September 30, 2025, selling and administrative expenses increased $5.3 million, or 5%, to $106.2 million, primarily due to $2.7 million higher allocated corporate expenses, an increase in employees' salaries and benefit costs of $1.0 million and $0.9 million higher marketing and administrative expenses.

Portable Storage

For the nine months ended September 30, 2025, Portable Storage’s total revenues decreased $2.8 million, or 4%, to $69.0 million compared to the same period in 2024, primarily due to lower rental operations revenues, partly offset by higher sales revenues. Lower gross profit on rental operations revenues, partly offset by $1.4 million lower allocated interest expense, resulted in a decrease in pre-tax income of $6.0 million, or 25%, to $17.9 million in 2025. Included within pre-tax income for the period ended September 30, 2024, was Other income, net of $1.3 million which contributed to the period-over-period change. In 2024, Other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was a decrease of $4.7 million, or 21%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Nine Months Ended 9/30/25 compared to Nine Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$50,307	$53,270	$(2,963)	(6)%
Rental related services	12,212	13,768	(1,556)	(11)%
Rental operations	62,519	67,038	(4,519)	(7)%
Sales	5,649	3,889	1,760	45%
Other	846	907	(61)	(7)%
Total revenues	69,014	71,834	(2,820)	(4)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,125	2,971	154	5%
Rental related services	12,976	13,212	(236)	(2)%
Other	5,636	4,322	1,314	30%
Total direct costs of rental operations	21,737	20,505	1,232	6%
Costs of sales	3,509	2,390	1,119	47%
Total costs of revenues	25,246	22,895	2,351	10%
Gross Profit (Loss)
Rental	41,546	45,977	(4,431)	(10)%
Rental related services	(764)	556	(1,320)	nm
Rental operations	40,782	46,533	(5,751)	(12)%
Sales	2,140	1,499	641	43%
Other	846	907	(61)	(7)%
Total gross profit	43,768	48,939	(5,171)	(11)%
Expenses:
Selling and administrative expenses	23,014	22,064	950	4%
Other income, net	—	(1,319)	(1,319)	nm
Income from operations	20,754	28,194	(7,440)	(26)%
Interest expense allocation	2,847	4,255	(1,408)	(33)%
Pre-tax income	$17,907	$23,939	$(6,032)	(25)%
Other Selected Information
Adjusted EBITDA	$27,666	$33,333	$(5,667)	(17)%
Average rental equipment [1]	$234,957	$226,373	$8,584	4%
Average rental equipment on rent	$142,830	$149,705	$(6,875)	(5)%
Average monthly total yield [2]	2.38%	2.61%		(9)%
Average utilization [3]	60.8%	66.1%		(8)%
Average monthly rental rate [4]	3.91%	3.95%		(1)%
Period end rental equipment [1]	$238,132	$230,261	$7,871	3%
Period end utilization [3]	62.1%	62.0%		0%

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

nm = Not meaningful

Portable Storage’s gross profit for the nine months ended September 30, 2025, decreased $5.2 million, or 11%, to $43.8 million. For the nine months ended September 30, 2025, compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues decreased $3.0 million, or 6%, due to 1% lower average monthly rental rates and 5% lower average rental equipment on rent in 2025. As a percentage of rental revenues, depreciation was 6% in both 2025 and 2024, and other direct costs were 11% and 8% in 2025 and 2024, respectively, which resulted in gross margin percentage of 83% and 86% in 2025 and 2024, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $4.4 million, or 10%, to $41.5 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues decreased $1.6 million, or 11%, to $12.2 million in 2025. The gross margin on rental related services revenues was negative 6% in 2025, compared to 4% in 2024. The lower revenues coupled with lower gross margins in 2025, resulted in rental related services gross profit decreasing $1.3 million, when compared to 2024.
•
Gross Profit on Sales– Sales revenues increased $1.8 million, primarily due to higher used equipment sales. The higher sales revenues and lower gross margins of 38% in 2025, compared to 39% in 2024, resulted in sales gross profit increasing $0.6 million, or 43%, to $2.1 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2025, Portable Storage’s selling and administrative expenses increased $1.0 million, or 4%, to $23.0 million, primarily attributable to $0.6 million higher marketing and administrative expenses compared to 2024.

TRS-RenTelco

For the nine months ended September 30, 2025, TRS-RenTelco’s total revenues increased $7.1 million to $108.3 million, compared to the same period in 2024, primarily due to higher rental and sales revenues. Higher gross profit on rental and sales revenues, coupled with $2.4 million lower allocated interest expense, resulted in a 40% increase in pre-tax income to $22.6 million for the nine months ended September 30, 2025, from $16.2 million for the same period in 2024. Included within pre-tax income for the period ended September 30, 2024, was Other income, net of $1.7 million which contributed to the period-over-period change. In 2024, Other income, net was comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was an increase of $8.2 million, or 56%.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/25 compared to Nine Months Ended 9/30/24 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$80,707	$76,398	$4,309	6%
Rental related services	2,618	2,422	196	8%
Rental operations	83,325	78,820	4,505	6%
Sales	23,039	20,261	2,778	14%
Other	1,960	2,153	(193)	(9)%
Total revenues	108,324	101,234	7,090	7%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	29,569	33,547	(3,978)	(12)%
Rental related services	2,237	2,029	208	10%
Other	16,842	15,373	1,469	10%
Total direct costs of rental operations	48,648	50,949	(2,301)	(5)%
Costs of sales	11,574	9,346	2,228	24%
Total costs of revenues	60,222	60,295	(73)	(0)%
Gross Profit
Rental	34,296	27,478	6,818	25%
Rental related services	381	393	(12)	(3)%
Rental operations	34,677	27,871	6,806	24%
Sales	11,465	10,915	550	5%
Other	1,960	2,153	(193)	(9)%
Total gross profit	48,102	40,939	7,163	17%
Expenses:
Selling and administrative expenses	21,871	20,450	1,421	7%
Other income, net	—	(1,742)	(1,742)	nm
Income from operations	26,231	22,231	4,000	18%
Interest expense allocation	3,660	6,070	(2,410)	(40)%
Foreign currency exchange gain	(54)	(53)	1	2%
Pre-tax income	$22,625	$16,214	$6,411	40%
Other Selected Information
Adjusted EBITDA	$57,463	$55,426	$2,037	4%
Average rental equipment [1]	$334,389	$367,137	$(32,748)	(9)%
Average rental equipment on rent	$212,433	$208,639	$3,794	2%
Average monthly total yield [2]	2.68%	2.31%		16%
Average utilization [3]	63.5%	56.8%		12%
Average monthly rental rate [4]	4.22%	4.07%		4%
Period end rental equipment [1]	$335,482	$354,183	$(18,701)	(5)%
Period end utilization [3]	64.1%	59.0%		9%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2025 increased $7.2 million, or 17%, to $48.1 million. For the nine months ended September 30, 2025 compared to the same period in 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $4.3 million, or 6%, depreciation expense decreased $4.0 million, or 12%, and other direct costs increased by $1.5 million, or 10%, resulting in a 25% increase in gross profit on rental revenues to $34.3 million. As a percentage of rental revenues, depreciation was 37% and 44% in 2025 and 2024, respectively, and other direct costs were 21% and 20%, in 2025 and 2024, respectively, which resulted in a gross margin percentage of 42% and 36% in 2025 and 2024, respectively. The increase in rental revenues was due to a 2% increase in average rental equipment on rent and 4% higher average monthly rental rates in 2025, as compared to 2024.
•
Gross Profit on Sales – Sales revenues increased $2.8 million, or 14%, to $23.0 million in 2025. Gross profit on sales was $11.5 million, an increase of $0.6 million, or 5%, compared to 2024, with a lower gross margin percentage of 50% in 2025, compared to 54% in 2024. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2025, selling and administrative expenses increased $1.4 million, or 7%, to $21.9 million. The increase was primarily attributed to $0.9 million higher employees' salaries and benefit costs when compared to 2024.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Net income	$42,297	$149,317	$106,479	$192,778	$145,428	$224,799
Provision for income taxes	16,211	53,502	38,900	68,913	51,909	80,586
Interest expense	8,176	12,642	24,130	38,383	32,988	50,509
Depreciation and amortization	26,978	26,693	79,717	80,824	106,348	108,357
EBITDA	93,662	242,154	249,226	380,898	336,673	464,251
Share-based compensation	2,766	2,393	8,088	6,949	10,641	9,951
Transaction costs [3]	98	39,436	253	61,157	2,255	62,732
Other income, net [4]	—	—	—	(9,281)	—	(9,340)
Gain on merger termination from WillScot Mobile Mini [5]	—	(180,000)	—	(180,000)	—	(180,000)
Adjusted EBITDA [1]	$96,526	$103,983	$257,567	$259,723	$349,569	$347,594
Adjusted EBITDA margin [2]	38%	39%	37%	38%	38%	39%

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
5.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Net cash provided by operating activities	$65,071	$198,967	$174,765	$337,596	$211,544	$313,977
Change in certain assets and liabilities:
Accounts receivable, net	7,545	7,150	22,004	(2,839)	16,817	6,365
Inventories, prepaid expenses and other assets	(2,261)	(14,171)	1,002	(19,988)	14,103	1,948
Accounts payable and accrued liabilities	8,588	(123,241)	18,854	(104,293)	(5,834)	(119,382)
Deferred income	(5,378)	10,699	(20,502)	(12,497)	(6,413)	(18,681)
Amortization of debt issuance costs	(159)	(2)	(204)	(6)	(264)	(8)
Foreign currency exchange (loss) gain	(32)	216	54	53	(214)	197
Gain on sale of used rental equipment	13,514	9,648	30,188	25,185	40,088	33,863
Income taxes paid, net of refunds received	751	773	6,537	(3,826)	46,887	78,192
Interest paid	8,887	13,944	24,869	40,338	32,855	51,123
Adjusted EBITDA [1]	$96,526	$103,983	$257,567	$259,723	$349,569	$347,594

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation, other income, net and non-operating transactions.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D Senior Notes, Series E Senior Notes, Series F Senior Notes and Series G Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2025, the actual ratio was 3.69 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2025, the actual ratio was 1.58 to 1.

At September 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2025 compared to the same period in 2024 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $174.8 million in 2025, compared to $337.6 million in 2024. The $162.8 million decrease in net cash provided by operating activities was primarily attributed to the gain on merger termination from Willscot Mobile Mini after transaction costs, which provided $87.6 million of net income in 2024. In addition, there was a $38.6 million decrease in accounts payable as a result of the payment timing of rental equipment acquisitions and other trade accounts payable. Also, accounts receivable increased $24.7 million due to higher customer billings compared to related cash payments in 2025. Finally, the change in Company's prepaid expenses and other assets was $21.8 million primarily due to a higher reduction in prepaid income taxes in 2024.

Cash Flows from Investing Activities: Net cash used in investing activities was $88.1 million in 2025, down from $140.8 million in 2024. The $52.8 million decrease in net cash used was primarily due to $75.8 million lower rental equipment purchases when compared to the previous year, due to higher equipment acquisitions during 2024 to meet customer rental demand. This decrease in investing activities was partly offset by a $22.0 million increase in cash paid for the acquisition of businesses during 2025.

Cash Flows from Financing Activities: Net cash used in financing activities was $80.3 million in 2025, compared to $193.6 million in 2024. The $113.3 million change was primarily attributable to $113.8 million lower net payments under bank lines of credit in 2025, partially offset by $75.0 million in borrowings under issued Series G senior notes in 2025, which were used to pay the principal balance in full of the Company's $73.0 million term note entered into in 2024. The reduction in total net payments under bank lines of credit when compared to the previous year was primarily due to lower cash flows from operations, including the net impact of the gain on merger termination from WillScot Mobile Mini after transaction costs, partly offset by the $75.8 million reduction in purchases of rental equipment when compared to the previous year.

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

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027 and the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the "Prior NPA") comprised of (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (ii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. The Prior NPA was amended and restated, and superseded in its entirety, by the Note Purchase Agreement (as defined and more fully described under the heading "Liquidity and Capital Resources - Note Purchase and Private Shelf Agreement" in this MD&A). In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility were used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to approximately $75.0 million. During the quarter ended September 30, 2025, the Company repaid the principal amount of the incremental term loan "A" facility in its entirety.

At September 30, 2025, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million, of which $301.8 million was outstanding and had capacity to borrow up to an additional $348.2 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2025, the actual ratio was 3.69 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2025, the actual ratio was 1.58 to 1.

At September 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

In addition, pursuant to the Note Purchase Agreement, the Company may authorize the issuance and sale of additional senior notes (the “Shelf Notes”) in the aggregate principal amount of (x) $300 million minus (y) the amount of other notes (such as the Series D Senior Notes, Series E Senior Notes, Series F Senior Notes and Series G Senior Notes, each defined below) then outstanding, to be dated the date of issuance thereof, to mature, in case of each Shelf Note so issued, no more than 15 years after the date of original issuance thereof, to have an average life, in the case of each Shelf Note so issued, of no more than 15 years after the date of original issuance thereof, to bear interest on the unpaid balance thereof from the date thereof at the rate per annum, and to have such other particular terms, as shall be set forth, in the case of each Shelf Note so issued, in accordance with the Note Purchase Agreement. Shelf Notes may be issued and sold from time to time at the discretion of the Company’s Board of Directors and in such amounts as the Board of Directors may determine, subject to prospective purchasers’ agreement to purchase the Shelf Notes. The Company will sell the Shelf Notes directly to such purchasers. The full net proceeds of each Shelf Note will be used in the manner described in the applicable Request for Purchase with respect to such Shelf Note.

5.30% Senior Notes Due in 2032

On September 8, 2025, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 5.30% Series G Notes (the “Series G Senior Notes”) pursuant to the terms of the Note Purchase Agreement.

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At September 30, 2025, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

6.25% Senior Notes Due in 2030

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Note Purchase Agreement.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes became payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes were primarily used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At September 30, 2025, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40.0 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Prior NPA.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At September 30, 2025, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Prior NPA.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At September 30, 2025, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes, Series F Senior Notes and Series G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2025, the actual ratio was 3.69 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2025, the actual ratio was 1.58 to 1.

At September 30, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the nine month period ended September 30, 2025. Refer to our 2024 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2024 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2025. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of September 30, 2025, 2,000,000 shares remained authorized for repurchase under the Repurchase Plan.

There were no shares repurchased during the three and nine months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three and nine months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2025	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer