Form 10-K
period 2025-12-31
MCGRATH RENTCORP
filed 2026-02-25
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 (based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2025): $2,853,953,135.

As of February 24, 2026, 24,611,657 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Annual Report on Form 10-K, which, in either case, will be filed no later than 120 days after December 31, 2025.

Exhibit index appears on page 94.

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

The Company is a diversified business-to-business rental company with three rental divisions: relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2025, the Company was comprised of four reportable business segments: (1) its modular building segment (“Mobile Modular”); (2) its portable storage container segment (“Portable Storage”); (3) its electronic test equipment segment (“TRS-RenTelco”); and (4) its classroom manufacturing business selling modular buildings used primarily as classrooms in California (“Enviroplex”).

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

Business Model

The Company invests capital in rental products and generally has recovered its original investment through rents less cash operating expenses in a relatively short period of time compared to the product’s rental life. When the Company’s rental products are sold, the proceeds generally have recovered a high percentage of the original investment. With these characteristics, a significant base of rental assets on rent generates a considerable amount of operating cash flows to support continued rental asset growth. The Company’s rental products have the following characteristics:

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
•
We believe short-term rental rates typically recover the Company’s original investment quickly based on the respective product’s annual yield, or annual rental revenues divided by the average cost of rental equipment. For modulars, the original investment is recovered in approximately four years, in approximately three years for containers and approximately three years for electronic test equipment.
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

The Company believes that rental revenue growth from an increasing base of rental assets and improved gross profit on rents are the best measures of the health of each of our rental businesses. Additionally, we believe our business model and results are enhanced by operational leverage that is created from large regional sales and inventory centers for modulars, a single U.S. based sales, inventory and operations facility for electronic test equipment, as well as shared senior management and back-office functions for financing, human resources, insurance, marketing, information technology and operating and accounting systems.

Human Capital Management

As of December 31, 2025, the Company had 1,306 employees, of whom 148 were primarily administrative and executive personnel, with 725, 206, 131 and 96 in the operations of Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex, respectively. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

The Company believes its employees are key to its success and it is committed to all of its employees’ engagement, training and career development, and personal and professional growth. The Board of Directors also receives regular updates from senior management on matters relating to the Company’s strategy for the recruitment, retention and development of the Company’s employees. The Company provides training in technical, operational and leadership skills, and places special emphasis on safety, effective communications, customer service, and employee development. Additionally, the Company offers employees a tuition reimbursement program whereby the employee may receive reimbursement for tuition and fees for undergraduate or graduate-level academic courses at an accredited two or four year college or university that may help employees improve performance in their current job or prepare them for advancement.

Government Regulations

We are subject to certain environmental, transportation, anti-corruption, import controls, health and safety, privacy, government contracting and procurement, and other laws and regulations in locations in which we operate. Our activity in jurisdictions in which we operate is additionally subject to anti-bribery laws and regulations, such as the US Foreign Corrupt Practices Act of 1977, which prevent companies and their officers, employees and agents from making payments to officials and public entities of foreign countries to facilitate obtaining new contracts. We are also subject to laws and regulations that govern and impose liability for activities that may have adverse environmental effects, including discharges into air and water, and handling and disposal of hazardous substances and waste. Our motor vehicles and related units are subject to regulation in certain states under motor vehicle and similar registrations. While we incur costs in our business to comply with these laws and regulations, management does not believe that the costs of compliance with these various governmental regulations is material to our business and financial condition.

Available Information

We make the Company’s Securities and Exchange Commission (“SEC”) filings available at our website www.mgrc.com. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are available as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC. Information included on our website is not incorporated by reference to this Form 10-K. Furthermore, all reports the Company files with the SEC are available through the SEC’s website at www.sec.gov.

We have a Code of Business Conduct and Ethics which applies to all directors, officers and employees. Copies of this code can be obtained at our website www.mgrc.com. Any waivers to the Code of Business Conduct and Ethics and any amendments to such code applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or persons performing similar functions, will be posted on our web site.

Market, Industry and Other Data

This Form 10-K contains estimates, projections, and other information concerning the markets in which we operate and our business, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from those reflected in this information. Unless otherwise expressly stated, we obtained this market, industry and other data from reports, research surveys, studies, and similar data prepared by third parties, industry and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

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

Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. During 2025, Mobile Modular purchased 27% of its new modular units from one manufacturer. The Company believes that the loss of any of its primary modular manufacturers could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer lead times for delivery of modular units until other manufacturers are able to increase their production capacity.

The Company’s modulars are manufactured to comply with state building codes, carry a low risk of obsolescence, and can be modified or reconfigured to accommodate a wide variety of customer needs. Historically, as state building codes have changed over the years, Mobile Modular has been able to continue to use existing modulars, with minimal, if any, required upgrades. The Company provides no assurance that it will continue to be able to use existing modular equipment with minimal upgrades as building codes change in the future.

Mobile Modular operates from regional sales and inventory centers serving large geographic areas. These sales and inventory centers have in-house infrastructure and operational capabilities to support quick and efficient repair, modification, and refurbishment of equipment for the next rental opportunity. The Company believes operating from large regional sales and inventory centers results in better operating margins as operating costs can be spread over a large installed customer base. Mobile Modular actively maintains and repairs its rental equipment, and management believes this ensures the continued use of the modular product over its long life and, when sold, has resulted in higher sale proceeds relative to its capitalized cost. When rental equipment returns from a customer, the necessary repairs and preventative maintenance are performed prior to its next rental. By making these expenditures for repair and maintenance throughout the equipment’s life, we believe that older equipment can generally rent for rates similar to those of newer equipment. Management believes the condition of the equipment is a more significant factor in determining the rental rate and sale price than its age. Over the last three years, used equipment sold each year represented approximately 2% of rental equipment, and has been, on average, 16 years old with sale proceeds above its net book value.

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

Expertise – The Company believes that over the 45 plus years during which Mobile Modular has competed in the modular rental industry, it has developed expertise that delivers value to customers. Mobile Modular has dedicated its attention to continuously developing and improving the quality of its modular units. Mobile Modular has expertise in the licensing and regulatory requirements that govern modulars in the states where it operates, and its management, sales and operational staffs are knowledgeable and committed to providing exemplary customer service. Mobile Modular has expertise in project management and complex applications.

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

Market

Management estimates relocatable modular building rental is an industry that today has equipment on rent or available for rent in the U.S. with an aggregate original cost of over $5.0 billion. Mobile Modular’s largest business segment is for temporary classroom and other educational space needs of public and private schools, colleges and universities in California, Florida, Georgia, Louisiana, Maryland, North Carolina, South Carolina, Texas, Virginia and Washington, D.C. Management believes the demand for rental classrooms is driven by shifting and fluctuating school populations, the limited state funds for new construction, the need for temporary classroom space during reconstruction of older schools, class size reduction and the phasing out of portable classrooms compliant with older building codes (see “Classroom Rentals and Sales to Public Schools (K-12)” below). Other customer applications include sales offices, construction field offices, health care facilities, church sanctuaries and child care facilities. Industrial, manufacturing, entertainment and utility companies, as well as governmental agencies commonly use large multi-modular complexes to serve their interim administrative and operational space needs. Modulars offer customers quick, cost-effective space solutions while conserving their capital. The Company’s corporate offices and regional sales and inventory center offices are housed in various sizes of modular units.

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

At December 31, 2025, Mobile Modular owned 41,722 new or previously rented modulars, with an aggregate cost of $1,485.8 million including accessories, or an average cost per unit of $35,612. Utilization is calculated at the end of each month by dividing the cost of rental equipment on rent by the total cost of rental equipment, excluding new equipment inventory and accessory equipment. At December 31, 2025, fleet utilization was 70.7% and average fleet utilization during 2025 was 73.0%.

Sales

In addition to operating its rental fleet, Mobile Modular sells modulars to customers. These sales may arise out of its marketing efforts for the rental fleet and from existing equipment already on rent or from specific requests for new buildings for a permanent need. The Company has a dedicated team that focuses on these custom sale opportunities. Such sales can be of either new or used units from the rental fleet, which permits some turnover of older units. During 2025, Mobile Modular’s largest sale represented approximately 3% of Mobile Modular’s sales, 2% of the Company’s consolidated sales and 1% of the Company’s consolidated revenues.

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

Enviroplex manufactures portable classrooms built to the requirements of the California Division of the State Architect and sells directly to California public school districts and other educational institutions.

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

Competition

Competition in the rental and sale of relocatable modular buildings is intense. Some of our competitors in the modular building leasing industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, and greater name recognition than we have. In addition, a number of other smaller companies operate regionally throughout the country and have a stronger local presence in those places. Mobile Modular operates primarily in California, Colorado, Florida, Georgia, Louisiana, Maryland, the Midwest, North Carolina, the Pacific Northwest, South Carolina, Texas, Virginia and Washington, D.C. Significant competitive factors in the rental business include availability, price, service, reliability, appearance and functionality of the product. Mobile Modular markets high quality, well-constructed and attractive modulars. Part of the Company’s strategy for modulars is to create facilities and infrastructure capabilities that its competitors cannot easily duplicate. The Company's facilities and related infrastructure enable it to modify modulars efficiently and cost effectively to meet its customers’ needs. Management's goal is to be more responsive at less expense. Management believes this strategy, together with its emphasis on prompt and efficient customer service, gives Mobile Modular a competitive advantage. Mobile Modular is determined to respond quickly to requests for information, and provide experienced assistance for the first-time user, rapid delivery and timely repair of its modular units. Mobile Modular’s already high level of efficiency and responsiveness continues to improve as the Company upgrades procedures, processes and computer systems that control its internal operations. The Company anticipates intense competition to continue and believes it must continue to improve its products and services to remain competitive in the market for modulars.

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

Rentals and Sales to Public Schools (K-12) as a Percentage of Total Rental and Sales Revenues

Percentage of:	2025	2024	2023
Modular Rental Revenues (Mobile Modular)	27%	29%	26%
Modular Sales Revenues (Mobile Modular & Enviroplex)	45%	38%	30%
Modular Rental and Sales Revenues (Mobile Modular & Enviroplex)	34%	33%	27%
Consolidated Rental and Sales Revenues [1]	25%	24%	18%
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

Rentals

Portable Storage rents its storage and office containers typically for rental periods of one to twelve months, although in some instances, rental terms can be over a year or longer. Monthly rental rates typically are between 2% and 4% of the equipment’s original acquisition cost. At December 31, 2025, Portable Storage owned 42,262 containers with an aggregate cost of $245.1 million or an average cost per unit of $5,801. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding new and accessory equipment. Utilization was 59.0% at December 31, 2025 and averaged 60.8% during the year.

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

ELECTRONIC TEST EQUIPMENT

Description

TRS-RenTelco rents and sells electronic test equipment nationally and internationally from two facilities located on the grounds of the Dallas Fort Worth International Airport in Grapevine, Texas (the “Dallas facility”) and Dollard-des-Ormeaux, Canada (the “Montreal facility”). TRS-RenTelco’s revenues are derived from the rental and sale of general purpose and communications test equipment to a broad range of companies, from Fortune 500 to middle and smaller market companies, in the aerospace, defense, communications, manufacturing and semiconductor industries. Electronic test equipment revenues are primarily affected by the business activity within these industries related to research and development, manufacturing, and communication infrastructure installation and maintenance. The Dallas facility, TRS-RenTelco’s primary operating location, houses the electronic test equipment inventory, sales engineers, calibration laboratories, and operations staff for U.S. and international business. The Montreal facility houses sales engineers and operations staff to serve the Canadian market. As of December 31, 2025, the original cost of electronic test equipment inventory was comprised of 78% general purpose electronic test equipment and 22% communications electronic test equipment.

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

At December 31, 2025, TRS-RenTelco had an electronic test equipment rental inventory including accessories with an aggregate cost of $337.1 million. Utilization is calculated each month by dividing the cost of the rental equipment on rent by the total cost of rental equipment, excluding accessory equipment. Utilization was 63.2% as of December 31, 2025 and averaged 63.8% during the year.

Sales

Profit from equipment sales is a material component of TRS-RenTelco’s overall annual earnings. Gross profit from sales of both used and new equipment over the last five years generally has ranged from approximately 21% to 27% of total annual gross profit for our electronics division. For 2025, gross profit on equipment sales was approximately 26% of total division gross profit. Equipment sales are driven by the turnover of older technology rental equipment, to maintain target utilization at a model number level, and new equipment sales opportunities. In 2025, approximately 22% of the electronic test equipment revenues were derived from sales. The largest electronic test equipment sale during 2025 represented 3% of electronic test equipment sales, less than 1% of the Company’s consolidated sales and less than 1% of consolidated revenues. There is intense competition in the sales of electronic test equipment from a world-wide network of test equipment brokers and resellers, legacy rental companies, and equipment manufacturers. We believe the annual world-wide sales of electronic test equipment is in excess of $8.0 billion per year.

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

Failure to successfully manage the transition associated with the appointment of our new Chief Executive Officer could have an adverse impact on our business.

On February 5, 2026, we announced the pending retirement of our CEO, Joseph Hanna, effective April 3, 2026. The Board appointed Philip Hawkins, currently our Chief Operating Officer, as our new Chief Executive Officer. CEO transitions can be inherently difficult to manage, may cause disruption to our business due to, among other things, diverting management’s attention away from our financial and operational goals during the transition or causing a deterioration in morale. During the transition period, there may be uncertainty among investors, customers, and other third parties, concerning our future direction and performance. It may also be more difficult for us to recruit and retain other personnel during the transition. Our business and stock price may suffer if the CEO transition is not perceived well by the investor community, customers and employees, or is otherwise unsuccessful.

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

At December 31, 2025, we had $379.1 million of goodwill and intangible assets, net, on our Consolidated Balance Sheets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under accounting principles generally accepted in the United States of America, we assess potential impairment of our goodwill and intangible assets at least annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our businesses below book value. Impairment may result from significant changes in the manner of use of the acquired asset, negative industry or economic trends and significant underperformance relative to historic or projected operating results.

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

The nature of our business also subjects us to property damage and product liability claims, especially in connection with our modular buildings and portable storage rental businesses. Although we maintain liability coverage that we believe is commercially reasonable, an unusually large property damage or product liability claim or a series of claims could exceed our insurance coverage or result in damage to our reputation.

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

The agreements governing our Series D, E, F and G Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) and our Credit Facility contain various covenants that limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate, reorganize or transfer substantially all of our assets, make investments, pay dividends or distributions, redeem or repurchase stock, change the nature of our business, enter into transactions with affiliates, incur indebtedness and create liens on our assets to secure debt. In addition, we are required to meet certain financial covenants under these instruments. These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

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

Our indebtedness exposes us to interest rate increases because the majority of our indebtedness is subject to variable rates. At present, we do not have any derivative financial instruments such as interest rate swaps or hedges to mitigate interest rate variability. The interest rates under our credit facilities are reset at varying periods. These interest rate adjustments could cause periodic fluctuations in our operating results and cash flows. Our annual debt service obligations increase by approximately $2.7 million per year for each 1% increase in the average interest rate we pay based on the $265.0 million balance of variable rate debt outstanding at December 31, 2025. If interest rates rise in the future, and, particularly if they rise significantly, interest expense will increase and our net income will be negatively affected.

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

Fluctuations in the construction industry could cause the demand and pricing for our modular buildings and portable storage units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability.

We rent and sell modular buildings and portable storage units to commercial contractors, builders and other customers associated with the construction industry, and derive a meaningful portion of our total revenues from such industry. Changes in the construction industry related to demand, interest rate fluctuations, available capital, and other factors, could decrease the market for our products and cause a decrease in our rental revenues as well as result in volatility in the timing and amount of new modular sales revenues.

Public policies that create demand for our products and services may change, resulting in decreased demand for or the pricing of our products and services, which could negatively affect our revenues and operating income.

Various states where we operate enacted laws and constitutional amendments to provide funding for school districts to limit the number of students that may be grouped in a single classroom. School districts with class sizes in excess of state limits have been and continue to be a significant source of our demand for modular classrooms. In California, efforts to address aging infrastructure and deferred maintenance have resulted in modernization and reconstruction projects by public school districts including seismic retrofitting, asbestos abatement and various building repairs and upgrades, which has been another source of demand for our modular classrooms. The most recent economic recession caused state and local budget shortfalls, which reduced school districts’ funding and their ability to comply with state class size reduction requirements. If educational priorities and policies shift away from class-size reduction or modernization and reconstruction projects, demand and pricing for our products and services may decline, not grow as quickly as, or not reach the levels that we anticipate. Further, declines in public school enrollment could result in lower demand for modular classrooms. Significant equipment returns may result in lower utilization until equipment can be redeployed or sold, which may cause rental rates to decline and negatively affect our revenues and operating income. Additionally, declining public school enrollment could lead to decreased demand for our products and services.

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

Mobile Modular and Portable Storage derive a portion of its revenues from contracts with U.S. federal government entities, government prime contractors, state entities and local entities, including school districts, and such revenues are growing. Contracts with government entities are subject to budgetary constraints, and our continued performance under our contracts with these agencies and their prime contractors, or award of additional contracts from these agencies or their prime contractors, could be jeopardized by spending reductions or budget cutbacks at these agencies.

In addition, such government contracts are subject to unique laws and regulations, and the adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations. New laws, regulations or procurement requirements, or changes to current ones, can significantly increase our costs and risks and reduce profitability. The laws governing government contracts may differ from the laws governing private contracts. For example, many government contracts contain pricing terms and conditions that are not applicable to private contracts such as clauses that allow government entities not to perform on contractual obligations in the case of a lack of fiscal funding. In working with government entities, we must comply with laws, regulations, and contractual provisions relating to the administration, and performance of government contracts, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue to provide services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages from our partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could adversely impact our business and growth prospects. Furthermore, in the educational markets we serve, we are able to utilize “piggyback” contracts in marketing our products and services and ultimately to book business. The term “piggyback” contract refers to contracts for portable classrooms or other products entered into by public school districts following a formal bid process that allows for the use of the same contract terms and conditions with the successful vendor by other public school districts. As a result, “piggyback” contracts allow us to more readily book orders from our government customers, primarily public school districts, and to reduce the administrative expense associated with booking these orders. The governmental statutes and regulations that allow for use of “piggyback” contracts are subject to change or elimination in their entirety. A change in the manner of use or the elimination of “piggyback” contracts would likely negatively impact our ability to book new business from these government customers and could cause our administrative expenses related to processing these orders to increase significantly. In addition, any failure to comply with these laws and regulations might result in administrative penalties or even in the suspension of these contracts and as a result, the loss of the related revenues which would harm our business and results from operations.

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

Some of our competitors in the modular building leasing industry have greater range of products and services, greater financial and marketing resources, larger customer bases, vertical integration for efficiency and greater name recognition than we have. These competitors may be better able to respond to changes in the relocatable modular building and portable storage container markets, to finance acquisitions, to fund internal growth and to compete for market share, any of which could harm our business.

We may not be able to quickly redeploy modular and container units returning from leases, which could negatively affect our financial performance and our ability to expand, or utilize, our rental fleet.

As of December 31, 2025, 61% of our modular and 56% of our container portfolios had equipment on rent for periods exceeding the original committed term. Generally, when a customer continues to rent the units beyond the contractual term, the equipment rents on a month-to-month basis. If a significant number of our rented units were returned during a short period of time, particularly those units that are rented on a month-to-month basis, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could negatively affect our financial performance and our ability to continue expanding our rental fleet. In addition, if returned units stay off rent for an extended period of time, we may incur additional costs to securely store and maintain them.

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

We are dependent on third parties to manufacture our products even though we are able to purchase products from a variety of third-party suppliers. Mobile Modular purchases new modulars from various manufacturers who build to Mobile Modular’s design specifications. Mobile Modular's principal suppliers are not affiliated with the Company. During 2025, Mobile Modular purchased 27% of its modular product from one manufacturer. The Company believes that the loss of any of its primary manufacturers of modulars could have an adverse effect on its operations since Mobile Modular could experience higher prices and longer delivery lead times for modular product until other manufacturers were able to increase their production capacity.

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

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our industry, our customers and/or suppliers and, as a result, could materially adversely affect our business, results of operations, revenue, financial condition and growth.

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

The Company’s VP of Information Technology is the member of the Company’s management who is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. The VP of Information Technology works in coordination with senior leadership, which includes our President and Chief Executive Officer, Chief Financial Officer and Chief Legal Officer. The Company’s VP of Information Technology has served in various roles in technology and is supported by a team of information technology and cybersecurity professionals with decades of relevant experience and education including professional cybersecurity risk management certifications such as Certified Information Systems Security Professional ("CISSP").

The Company has established a Cybersecurity Steering Committee that includes executives and senior leadership across all divisions and corporate services to implement and manage a program designed to protect the Company’s information systems from cybersecurity threats and to respond promptly to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are created and deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s Incident Response Plan. Through the ongoing communications from these teams, the Cybersecurity Steering Committee monitors effectiveness of the prevention, detection, mitigation and remediation within the cybersecurity program. The Company’s Chief Legal Officer, as part of the Incident Response Team, will report any material cybersecurity incidents to the Board when appropriate.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

The Company’s corporate and administrative offices are located in Livermore, California in approximately 26,000 square feet. At December 31, 2025, the Company’s four reportable business segments conducted operations from the following locations:

Mobile Modular and Portable Storage – Mobile Modular and Portable Storage operate from 28 owned and 54 leased locations. Our largest owned facilities include nine inventory centers, at which relocatable modular buildings and storage containers are displayed, refurbished and stored:

Livermore, California (140 acres in the San Francisco Bay Area),

Mira Loma, California (82 acres in the Los Angeles area),

Selma, California (23 acres in the Fresno area),

Pasadena, Texas (50 acres in the Houston area),

Grand Prairie, Texas (30 acres in the Dallas area),

Auburndale, Florida (123 acres in the Orlando area),

Arcade, Georgia (60 acres in the Atlanta area),

Fredericksburg, Virginia (68 acres in the Washington D.C. area),

Concord, North Carolina (111 acres in the Charlotte N.C. area).

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is traded in the NASDAQ Global Select Market under the symbol “MGRC”. As of February 25, 2026, the Company's common stock was held by 41 shareholders of record, which does not include shareholders whose shares are held in street or nominee name. The Company believes that when holders in street or nominee name are added, the number of holders of the Company's common stock exceeds 500.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares repurchased during the three and twelve months ended December 31, 2025 and 2024. As of December 31, 2025, 2,000,000 shares were authorized for repurchase under the Repurchase Plan.

There were no repurchases of our common stock for the quarter ended December 31, 2025.

Performance Graph

The following graph compares McGrath RentCorp’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index, the S&P 500 Industrials Index, and the Russell 2000 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2025, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Comparison of Five-Year Cumulative Total Return*
McGrath RentCorp, S&P 500 Index, S&P 500 Industrials Index and Russell
(Performance Results Through 12/31/25)

$250
$200
$150
$100
$50
McGrath RentCorp
S&P 500 Index - Total Return
S&P 500 Industrials Index
Russell 2000 Index
100
128.7054176
122.3202
774
121.1171284
114.818
9997
153.868022
114.480921
105.3957537
91.35405899
189.9926934
135.2409401
133.1017975
106.8193074
180.6456226
166.4034946
158.8669949
119.1439819
196.1564286
189.7198957
172.3653689
134.4026393
2020
2021
2022
2023
2024
2025

*Cumulative total return assumes reinvestment of dividends.

SOURCE:
ZACKS TOTAL RETURN ANNUAL COMPARISON
CUMULATIVE TOTAL RETURN SUMMARY
	Year Ended December 31,
	2020	2021	2022	2023	2024	2025

McGrath RentCorp	$100.00	$122.32	$153.87	$189.99	$180.65	$172.37
S&P 500 Index - Total Return	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Industrials Index	$100.00	$121.12	$114.48	$135.24	$158.87	$189.72
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40

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

Results of Operations

General

The Company, incorporated in 1979, is a leading rental provider of relocatable modular buildings for classroom and office space, portable storage containers, and electronic test equipment for general purpose and communications needs. The Company’s primary emphasis is on equipment rentals. At December 31, 2025 the Company was comprised of four reportable business segments: (1) its modular building rental segment (“Mobile Modular”); (2) its portable storage container rental segment ("Portable Storage"); (3) its electronic test equipment rental segment (“TRS-RenTelco”); and (4) its classroom manufacturing segment selling modular buildings used primarily as classrooms in California (“Enviroplex”). In 2025, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 66%, 12%, 16% and 6%, respectively, of the Company’s income from continuing operations before provision for taxes (the equivalent of “pre-tax income”), compared to 69%, 16%, 12% and 3%, respectively, for 2024.

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

The Company’s rental operations include rental and rental related services revenues which comprised approximately 70% of the Company’s total revenues from continuing operations in 2025 and 72% for the three years ended December 31, 2025. Over the past three years, modulars, storage containers and electronic test equipment comprised approximately 68%, 14% and 18%, respectively, of the cumulative rental operations revenues from continuing operations. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment, and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees and amortization of certain lease costs).

The Company sells modulars, storage containers and electronic test equipment that are new, or previously rented. The Company’s Enviroplex subsidiary manufactures and sells new modular classrooms. The renting and selling of some modular equipment requires a dealer’s license, which the Company has obtained from the appropriate governmental agencies. Sales and other revenues of modulars, containers and electronic test equipment have comprised approximately 30% of the Company’s consolidated revenues from continuing operations in 2025 and 28% for the three years ended December 31, 2025. Over the past three years, modulars, containers and electronic test equipment comprised approximately 84%, 3% and 13% of sales and other revenues, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold such as delivery, installation, modifications and related site work.

The rental and sale of modulars to public school districts comprised 25%, 24% and 18% of the Company’s consolidated rental and sales revenues from continuing operations for 2025, 2024 and 2023, respectively. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” above.)

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

Recent Developments

Dividends

In February 2026, the Company announced that its Board of Directors declared a cash dividend of $0.495 per common share for the quarter ending March 31, 2026, an increase of 2% over the prior year’s comparable quarter.

Percentage of Revenue Table

The following table sets forth for the periods indicated the results of operations as a percentage of the Company’s total revenues from continuing operations and the percentage of changes in the amount of such items as compared to the amount in the indicated prior period:

	Percent of Total Revenues				Percent Change
	Three Years	Year Ended December 31,			2025 over	2024 over
	2025–2023	2025	2024	2023	2024	2023
Revenues
Rental	55%	53%	54%	57%	3%	3%
Rental related services	17	17	16	17	9	7
Rental operations	72	70	70	74	4	4
Sales	27	29	29	25	3	27
Other	1	1	1	1	(8)	(16)
Total revenues	100	100	100	100	4	10
Costs and expenses
Direct costs of rental operations
Depreciation of rental equipment	10	10	11	11	(1)	0
Rental related services	12	12	11	12	8	7
Other	13	12	11	13	8	(5)
Total direct costs of rental operations	35	34	33	36	5	0
Cost of sales	17	18	19	17	(2)	27
Total costs	52	52	52	53	3	9
Gross profit	48	48	48	47	4	11
Selling and administrative expenses	23	22	22	25	5	(3)
Other income	—	—	1	—	(100)	157
Income from operations	25	26	27	23	0	29
Interest expense	4	3	5	5	(35)	16
Gain on merger termination from WillScot Mobile Mini, net of transaction costs	4	—	13	—	100	100
Income from continuing operations before provision for income taxes	25	23	34	18	(32)	110
Provision for income taxes from continuing operations	7	6	9	5	(31)	118
Income from continuing operations	19%	17%	25%	13%	(33)%	107%

Twelve Months Ended December 31, 2025 Compared to

Twelve Months Ended December 31, 2024

Overview

Consolidated revenues in 2025 increased 4% to $944.2 million, from $910.9 million in 2024. Consolidated net income in 2025 decreased to $156.3 million, or $6.35 per diluted share in 2025, compared to $231.7 million, or $9.43 per diluted share, in 2024. The decrease in consolidated net income and earnings per diluted share during the year was primarily attributed to the terminated Merger Agreement in 2024 which provided a $180.0 million gain on merger termination, partly offset by $63.2 million in transaction costs, net of provision for income taxes. Excluding the gain and transaction costs attributed to the merger termination in the prior year, the Company's net income increased by approximately $10.9 million, or 7%, to $156.3 million, and diluted earnings per share increased $0.43, or 7%, to $6.35, compared to $5.92 in 2024. The Company’s year over year total revenue increase was primarily due to higher rental operations and sales revenues, as more fully described below.

For 2025 compared to 2024, on a consolidated basis from continuing operations:

•
Gross profit increased $19.6 million, or 4%, to $455.0 million. Mobile Modular’s gross profit increased $6.0 million, or 2%, primarily due to higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $5.2 million, or 8%, due to lower gross profit on rental operations revenues, partly offset by an increase in gross profit on sales revenues. TRS-RenTelco’s gross profit increased $12.2 million, or 22%, primarily due to higher gross profit on both rental operations and sales revenues. Enviroplex’s gross profit increased $6.6 million, primarily due to $11.6 million higher sales revenues and increased gross margin on sales revenues of 32.4%, compared to 26.1% in 2024.
•
Selling and administrative expenses increased $10.9 million, or 5%, to $211.4 million, primarily due to $5.1 million higher employee salaries and benefit costs and a $5.0 million increase in marketing and administrative expenses in 2025. During the year ended December 31, 2024, the Company incurred $63.2 million in transaction costs related to the Merger Agreement with Willscot Mobile Mini that was terminated September 20, 2024. These significant costs that did not recur during the year ended December 31, 2025, are reported separately on the Company’s consolidated statements of income.
•
Other income, net was $9.3 million during the year ended December 31, 2024, a result of the sale of a corporate property. These types of transactions are infrequent in nature and did not recur for the year ended December 31, 2025.
•
Interest expense decreased $16.6 million, due to 23% lower average debt levels of the Company, accompanied by 15% lower net average interest rates of 5.48% in 2025 compared to 6.48% in 2024.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 66%, 12% and 16%, respectively, compared to 69%, 16% and 12%, respectively, in 2024. These results are discussed on a segment basis below. Pre-tax income contribution by Enviroplex was 6% for 2025, compared to 3% in 2024.
•
The provision for income taxes resulted in an effective tax rate of 26.6% and 26.1% for the years ended December 31, 2025 and 2024, respectively.
•
Adjusted EBITDA increased $10.7 million, or 3%, to $362.5 million in 2025. Adjusted EBITDA is a non-GAAP financial measure and is defined as net income before interest expense, provision for income taxes, depreciation, amortization, non-cash impairment costs, share-based compensation and transaction costs. A reconciliation of Adjusted EBITDA to net cash provided by operating activities and net income to Adjusted EBITDA can be found on page 46.

Mobile Modular

For 2025, Mobile Modular’s total revenues increased $9.8 million, or 2%, to $645.1 million compared to 2024, primarily due to higher rental operations revenues, partly offset by lower sales and other revenues. Higher gross profit on rental operations revenues and lower allocated interest expense, partly offset by lower gross profit on sales and other revenues, and higher selling and administrative expenses, resulted in an increase in pre-tax income of $5.7 million, or 4%, to $141.7 million in 2025. Included within pre-tax income for the year ended December 31, 2024, was Other income, net of $6.2 million comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was an increase of $11.9 million, or 9%.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Mobile Modular – 2025 compared to 2024

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$326,919	$318,149	$8,770	3%
Rental related services	141,662	127,589	14,073	11%
Rental operations	468,581	445,738	22,843	5%
Sales	170,668	183,234	(12,566)	(7)%
Other	5,879	6,394	(515)	(8)%
Total revenues	645,128	635,366	9,762	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	43,206	40,399	2,807	7%
Rental related services	91,262	83,547	7,715	9%
Other	88,122	83,023	5,099	6%
Total direct costs of rental operations	222,590	206,969	15,621	8%
Costs of sales	113,058	124,886	(11,828)	(9)%
Total costs of revenues	335,648	331,855	3,793	1%
Gross Profit
Rental	195,591	194,727	864	—
Rental related services	50,400	44,042	6,358	14%
Rental operations	245,991	238,769	7,222	3%
Sales	57,610	58,348	(738)	(1)%
Other	5,879	6,394	(515)	(8)%
Total gross profit	309,480	303,511	5,969	2%
Expenses:
Selling and administrative expenses	142,811	136,670	6,141	4%
Other income, net	—	(6,220)	(6,220)	(100)%
Income from operations	166,669	173,061	(6,392)	(4)%
Interest expense allocation	24,990	37,087	(12,097)	(33)%
Pre-tax income	$141,679	$135,974	$5,705	4%
Other Selected Information
Adjusted EBITDA	$233,955	$229,160	$4,795	2%
Average rental equipment [1]	$1,316,606	$1,221,900	$94,706	8%
Average rental equipment on rent	$961,429	$946,437	$14,992	2%
Average monthly total yield [2]	2.07%	2.17%		(5)%
Average utilization [3]	73.0%	77.5%		(6)%
Average monthly rental rate [4]	2.83%	2.80%		1%
Period end rental equipment [1]	$1,373,320	$1,279,955	$93,365	7%
Period end utilization [3]	70.7%	75.1%		(6)%
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

nm = Not meaningful

Mobile Modular’s gross profit for 2025 increased $6.0 million, or 2%, to $309.5 million. For the year ended December 31, 2025 compared to the year ended December 31, 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $8.8 million, or 3%, due to 2% higher average rental equipment on rent and 1% higher average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 13% in both 2025 and 2024, and other direct costs were 27% in 2025 and 26% in 2024, which resulted in gross margin percentage of 60% in 2025, compared to 61% in 2024. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues increasing $0.9 million to $195.6 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $14.1 million, or 11%, compared to 2024. The increase in rental related services revenues was primarily attributable to higher site related services and repair revenues. The higher revenues accompanied by higher gross margin percentage of 36% in 2025, compared to 35% in 2024, resulted in rental related services gross profit increasing $6.4 million, or 14%, to $50.4 million in 2025.
•
Gross Profit on Sales – Sales revenues decreased $12.6 million, or 7%, primarily due to lower new equipment sales of $121.1 million compared to $143.3 million in 2024, partly offset by higher used equipment sales of $49.6 million compared to $39.9 million in 2024. The lower total sales revenues and higher gross margin of 34% in 2025, compared to 32% in 2024, resulted in sales gross profit decreasing $0.7 million, or 1%, to $57.6 million in 2025. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2025, Mobile Modular’s selling and administrative expenses increased $6.1 million, or 4%, to $142.8 million, when compared to 2024. The increase in selling and administrative expenses during the year was primarily attributed to $3.1 million higher allocated corporate expenses, $1.1 million higher marketing and administrative costs and an increase in employees' salaries and benefit costs of $1.0 million.

Portable Storage

For 2025, Portable Storage’s total revenues decreased $1.7 million, or 2%, to $92.8 million compared to 2024, primarily due to lower rental operations revenues, partly offset by $2.1 million higher sales revenues. Lower gross profit on rental operations revenues, coupled with $1.4 million higher selling and administrative costs, partly offset by $1.6 million lower allocated interest expense and $0.8 million higher gross profit on sales revenues, resulted in a decrease in pre-tax income of $6.3 million, or 20%, to $24.5 million in 2025. Included within pre-tax income for the year ended December 31, 2024, was Other income, net of $1.3 million comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was a decrease of $5.0 million, or 17%.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

Portable Storage – 2025 compared to 2024

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$67,593	$69,983	$(2,390)	(3)%
Rental related services	16,453	17,702	(1,249)	(7)%
Rental operations	84,046	87,685	(3,639)	(4)%
Sales	7,779	5,695	2,084	37%
Other	989	1,117	(128)	(11)%
Total revenues	92,814	94,497	(1,683)	(2)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	4,196	3,982	214	5%
Rental related services	17,763	17,267	496	3%
Other	7,361	5,816	1,545	27%
Total direct costs of rental operations	29,320	27,065	2,255	8%
Costs of sales	4,842	3,551	1,291	36%
Total costs of revenues	34,162	30,616	3,546	12%
Gross Profit (Loss)
Rental	56,036	60,185	(4,149)	(7)%
Rental related services	(1,310)	435	(1,745)	nm
Rental operations	54,726	60,620	(5,894)	(10)%
Sales	2,937	2,144	793	37%
Other	989	1,117	(128)	(11)%
Total gross profit	58,652	63,881	(5,229)	(8)%
Expenses:
Selling and administrative expenses	30,575	29,197	1,378	5%
Other income, net	—	(1,319)	(1,319)	(100)%
Income from operations	28,077	36,003	(7,926)	(22)%
Interest expense allocation	3,603	5,243	(1,640)	(31)%
Pre-tax income	$24,474	$30,760	$(6,286)	(20)%
Other Selected Information
Adjusted EBITDA	$37,317	$43,255	$(5,938)	(14)%
Average rental equipment [1]	$236,054	$227,600	$8,454	4%
Average rental equipment on rent	$143,526	$147,734	$(4,208)	(3)%
Average monthly total yield [2]	2.39%	2.56%		(7)%
Average utilization [3]	60.8%	64.9%		(6)%
Average monthly rental rate [4]	3.92%	3.95%		(1)%
Period end rental equipment [1]	$242,678	$232,995	$9,683	4%
Period end utilization [3]	59.0%	59.8%		(1)%
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

nm = Not meaningful

Portable Storage’s gross profit for 2025 decreased $5.2 million, or 8%, to $58.7 million. For the year ended December 31, 2025 compared to the year ended December 31, 2024:

•
Gross Profit on Rental Revenues – Rental revenues decreased $2.4 million, or 3%, due to 3% lower average rental equipment on rent and 1% lower average monthly rental rates in 2025. As a percentage of rental revenues, depreciation was 6% in both 2025 and 2024, and other direct costs were 11% and 8% in 2025 and 2024, respectively, which resulted in gross margin percentage of 83% in 2025, compared to 86% in 2024. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $4.1 million, or 7%, to $56.0 million in 2025.
•
Gross Profit on Rental Related Services – Rental related services revenues decreased $1.2 million, or 7%, compared to 2024. The decrease in rental related services revenues was primarily attributable to a reduction in return delivery revenues. The lower revenues coupled with a negative gross margin percentage of 8% in 2025, compared to a gross margin percentage of 2% in 2024, resulted in rental related services gross profit decreasing $1.7 million to a loss of $1.3 million, in 2025.
•
Gross Profit on Sales – Sales revenues increased $2.1 million, or 37%, primarily due to higher used equipment sales. The higher sales revenues and comparable gross margin of 38% in 2025, resulted in sales gross profit increasing $0.8 million, or 37%, to $2.9 million in 2025. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2025, Portable Storage’s selling and administrative expenses increased $1.4 million, or 5%, to $30.6 million, compared to $29.2 million in 2024. The increase in selling and administrative expenses was primarily the result of $0.7 million higher marketing and administrative expenses and an increase in employees' salaries and benefit costs of $0.4 million.

TRS-RenTelco

For 2025, TRS-RenTelco’s total revenues increased $13.6 million, or 10%, to $148.9 million, compared to 2024, primarily due to higher rental operations and sales revenues. Higher gross profit on rental and sales revenues, coupled with $2.8 million lower allocated interest expense, partly offset by $2.6 million higher selling and administrative expenses, resulted in an increase in pre-tax income of $11.0 million, or 47%, to $34.2 million for 2025. Included within pre-tax income for the year ended December 31, 2024, was Other income, net of $1.7 million comprised of an allocated net gain on sale of a corporate property. Excluding Other income, net, the total change in pre-tax income for 2025 was an increase of $12.7 million, or 59%.

The following table summarizes year-to-year results for each revenue and gross profit category, income from operations, pre-tax income, and other selected information.

TRS-RenTelco – 2025 compared to 2024

(dollar amounts in thousands)	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenues
Rental	$109,406	$101,797	$7,609	7%
Rental related services	3,607	3,207	400	12%
Rental operations	113,013	105,004	8,009	8%
Sales	33,349	27,531	5,818	21%
Other	2,531	2,714	(183)	(7)%
Total revenues	148,893	135,249	13,644	10%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	39,535	43,886	(4,351)	(10)%
Rental related services	3,001	2,605	396	15%
Other	22,826	20,277	2,549	13%
Total direct costs of rental operations	65,362	66,768	(1,406)	(2)%
Costs of sales	15,283	12,426	2,857	23%
Total costs of revenues	80,645	79,194	1,451	2%
Gross Profit
Rental	47,045	37,634	9,411	25%
Rental related services	606	602	4	1%
Rental operations	47,651	38,236	9,415	25%
Sales	18,066	15,105	2,961	20%
Other	2,531	2,714	(183)	(7)%
Total gross profit	68,248	56,055	12,193	22%
Expenses:
Selling and administrative expenses	29,558	27,000	2,558	9%
Other income, net	—	(1,742)	(1,742)	(100)%
Income from operations	38,690	30,797	7,893	26%
Interest expense allocation	4,611	7,407	(2,796)	(38)%
Foreign currency exchange (gain) loss	(80)	215	(295)	nm
Pre-tax income	$34,159	$23,175	$10,984	47%
Other Selected Information
Adjusted EBITDA	$80,588	$74,525	$6,063	8%
Average rental equipment [1]	$334,407	$362,558	$(28,151)	(8)%
Average rental equipment on rent	$213,308	$207,834	$5,474	3%
Average monthly total yield [2]	2.73%	2.34%		17%
Average utilization [3]	63.8%	57.3%		11%
Average monthly rental rate [4]	4.27%	4.08%		5%
Period end rental equipment [1]	$331,874	$342,110	$(10,236)	(3)%
Period end utilization [3]	63.2%	58.6%		8%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for 2025 increased $12.2 million, or 22%, to $68.2 million. For the year ended December 31, 2025 compared to the year ended December 31, 2024:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.6 million, or 7%, to $109.4 million, with depreciation expense decreasing $4.4 million, or 10%, and other direct costs increasing $2.5 million, or 13%, resulting in an increase in gross profit on rental revenues of $9.4 million, or 25%, in 2025 compared to 2024. As a percentage of rental revenues, depreciation was 36% and 43% in 2025 and 2024, respectively, and other direct costs were 21% and 20% in 2025 and 2024, respectively, which resulted in gross margin percentage of 43% in 2025, compared to 37% in 2024. The increase in rental revenues was primarily attributed to 3% higher average rental equipment on rent and 5% higher average monthly rental rates.
•
Gross Profit on Sales – Sales revenues increased $5.8 million, or 21%, to $33.3 million in 2025. Gross profit on sales increased $3.0 million, or 20%, to $18.1 million, with a gross margin percentage of 54% in 2025, compared to 55% in 2024. Sales occur routinely as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For 2025, TRS-RenTelco’s selling and administrative expenses increased $2.6 million, or 9%, to $29.6 million, when compared to 2024. The increase in selling and administrative expenses was primarily the result of $1.5 million higher employees' salaries and benefit costs and $1.3 million higher allocated corporate expenses.

Twelve Months Ended December 31, 2024 Compared to

Twelve Months Ended December 31, 2023

Overview

Consolidated revenues in 2024 increased 8% to $910.9 million, from $841.3 million in 2023. Consolidated net income in 2024 increased to $231.7 million, or $9.43 per diluted share in 2024, compared to $174.6 million, or $7.12 per diluted share, in 2023. The increase in consolidated net income and earnings per diluted share during the year was primarily attributed to the $180.0 million gain on merger termination, partly offset by $63.2 million in transaction costs attributed to the terminated merger with Willscot Mobile Mini, net of provision for income taxes. Consolidated net income for the year ended December 31, 2023, included the $61.5 million gain on sale of discontinued operations from the divestiture of Adler Tanks, net of tax. Excluding the gain and transaction costs attributed to the merger termination in 2024, and the gain on sale of discontinued operations in 2023, the Company's net income increased by approximately $33.9 million, or 30%, to $145.7 million, and diluted earnings per share increased $1.37, or 30%, to $5.93, compared to $4.56 in 2023. The Company’s year over year total revenue increase was primarily due to higher sales, rental, and rental related services revenues, as more fully described below.

There was no revenue, income or earnings per share from discontinued operations during the year ended December 31, 2024. Revenues from discontinued operations for the year ended December 31, 2023, was $9.4 million and income from discontinued operations was $62.8 million, which included the net gain on sale of discontinued operations of $61.5 million. Earnings per diluted share from discontinued operations for the year ended December 31, 2023 was $2.56. Additional information regarding discontinued operations and the divestiture of Adler Tanks is included in the Note 5 to the Consolidated Financial Statements.

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

Reconciliation of Income from Continuing Operations to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2025	2024	2023	2022	2021
Income from continuing operations	$156,308	$231,727	$111,852	$103,309	$85,085
Provision for income taxes	56,773	81,922	37,610	31,377	30,725
Interest expense	30,622	47,241	40,560	12,230	8,244
Depreciation and amortization	107,069	107,455	107,918	93,490	87,972
EBITDA	350,772	468,345	297,940	240,406	212,026
Share-based compensation	11,225	9,502	8,157	6,747	6,585
Transaction costs [3]	466	63,159	15,877	4,053	2,045
Other income, net [4]	—	(9,281)	(3,618)	—	—
Gain on merger termination from WillScot Mobile Mini [5]	—	(180,000)	—	—	—
Adjusted EBITDA [1]	$362,463	$351,725	$318,356	$251,206	$220,656
Adjusted EBITDA margin [2]	38%	38%	39%	40%	41%

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
5.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Year Ended December 31,
	2025	2024	2023	2022	2021
Net cash provided by operating activities	$255,683	$374,375	$95,343	$194,432	$193,463
Change in certain assets and liabilities:
Accounts receivable, net	12,523	(8,026)	35,143	30,524	23,946
Prepaid expenses and other assets	(3,404)	(6,887)	29,326	16,484	6,816
Accounts payable and other liabilities	13,903	(128,981)	14,208	(8,595)	(11,155)
Deferred income	(328)	1,592	(14,094)	(23,701)	(9,082)
Amortization of debt issuance costs	(206)	(66)	(8)	(16)	(15)
Foreign currency exchange gain (loss)	80	(215)	310	(378)	(210)
Gain on sale of used rental equipment	44,191	35,085	31,642	37,979	25,441
Income taxes paid, net of refunds received	10,116	36,524	91,565	27,362	9,087
Interest paid	29,905	48,324	38,603	14,775	10,326
Adjusted EBITDA [1]	$362,463	$351,725	$322,038	$288,866	$248,617

1.
Adjusted EBITDA is defined as income from operations before interest expense, provision for income taxes, depreciation, amortization, share-based compensation and non-operating transactions. Total Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021, include Adjusted EBITDA from discontinued operations of $3.7 million, $37.7 million and $28.0 million, respectively, from the divestiture of Adler Tanks which occurred in 2023.

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D, E, F and G Senior Notes (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2025, the actual ratio was 3.88 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2025, the actual ratio was 1.42 to 1.

At December 31, 2025, the Company was in compliance with each of these aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in our financial performance could impact the Company's ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company in 2025 as compared to 2024 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash flows of $255.7 million for 2025, compared to $374.4 million in 2024. The $118.7 million decrease in net cash provided by operating activities was primarily attributed to the gain on merger termination from WillScot Mobile Mini after transaction costs, which contributed $86.0 million to net income during 2024. Further, operating activities provided for a $20.4 million increase in accounts receivable as compared to 2024, a result of higher customer billings compared to related cash payments in 2025, and prepaid expenses and other assets increased $9.8 million, primarily attributed to the timing of cash payments made and expense recognition during the year. Finally, there was a $12.2 million decrease in accounts payable as a result of the payment timing of rental equipment acquisitions and other trade accounts payable, which contributed to the year over year change.

Cash Flows from Investing Activities: Net cash used in investing activities was $127.1 million for 2025, compared to $150.8 million in 2024. The $23.6 million reduction in net cash used was primarily due to $48.7 million lower rental equipment purchases when compared to the previous year, due to higher equipment acquisitions in 2024 to meet customer rental demand. The reduction in net cash used in investing activities was partly offset by a $23.8 million increase in cash paid for the acquisition of businesses in 2025.

Cash Flows from Financing Activities: Net cash used in financing activities was $129.1 million in 2025, compared to $223.7 million in 2024. The $94.6 million change was primarily attributable to $95.1 million lower net payments under bank lines of credit in 2025, partially offset by $75.0 million in borrowings under issued Series G senior notes in 2025, which were used to pay the principal balance in full of the Company's $73.0 million term note entered into in 2024. The reduction in total net payments under bank lines of credit when compared to the previous year was primarily due to lower cash flows from operations, including the net impact of the gain on merger termination from WillScot Mobile Mini after transaction costs, partly offset by the $48.7 million reduction in purchases of rental equipment when compared to the previous year.

Significant capital expenditures are required to maintain and grow the Company’s rental assets. During the last three years, the Company has financed its working capital and capital expenditure requirements through cash flows from operations, proceeds from the sale of rental equipment and from borrowings. During the year ended December 31, 2024, the Company entered into a merger agreement with WillScot Mobile Mini, which was subsequently terminated, resulting in proceeds received of $116.8 million, net of transaction costs, which were primarily used to paydown outstanding borrowings on bank lines of credit. Comparatively, in 2023 the Company sold its Adler Tanks business, generating a total of $202.7 million in net proceeds, which were primarily used to expand the Company's rental asset fleet through the acquisition of Vesta Modular. These types of transactions are considered nonrecurring to the Company and not a normal part of continuing operations. Sales of rental equipment occur routinely as a normal part of the Company’s rental businesses. However, these sales can fluctuate from period to period depending on customer requirements and funding. Although the net proceeds received from sales may fluctuate from period to period, the Company believes its liquidity will not be adversely impacted from lower sales in any given year because it believes it has the ability to increase its bank borrowings, offer additional notes and conserve its cash in the future by reducing the amount of cash it uses to purchase rental equipment, pay dividends, or repurchase the Company’s common stock.

Adjusted Free Cash Flow

The Company defines “Adjusted free cash flow” as cash provided by operating activities less payments for purchases of rental equipment and property, plant and equipment, and plus proceeds from sale of rental equipment and property, plant and equipment, which are included in cash flows from investing activities; excluding nonrecurring taxes paid in cash on sale of discontinued operations and the contractual merger termination payment from WillScot Mobile Mini after deducting the Company’s transaction costs. The Company believes that Adjusted free cash flow provides useful additional information regarding cash flow available to meet debt service obligations and other capital requirements. However, Adjusted free cash flow is not a measure of performance or liquidity under GAAP and should not be considered in isolation or as a substitute for Net income, Net cash provided by operating activities, or other consolidated income or cash flow data prepared in accordance with GAAP. The table below provides a reconciliation between Net cash provided by operating activities and Adjusted free cash flow.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted Free Cash Flow

(amounts in thousands)	Year Ended December 31,			Three Year
	2025	2024	2023	Totals
Net cash provided by operating activities	$255,683	$374,375	$95,343	$725,401
Proceeds from sales of used rental equipment	83,629	68,453	66,168	218,250
Proceeds from sales of property, plant and equipment	—	12,251	9,702	21,953
Purchases of rental equipment	(142,576)	(191,231)	(229,679)	(563,486)
Purchases of property, plant and equipment	(44,380)	(40,228)	(43,989)	(128,597)
Taxes paid on sale of discontinued operations	—	—	65,300	65,300
Proceeds from Willscot Mobile Mini merger termination, net of transaction costs	—	(116,841)	—	(116,841)
Adjusted free cash flow	$152,356	$106,779	$(37,155)	$221,980

In addition to increasing its rental assets, the Company has periodically made acquisitions of businesses and business assets. During the years ended December 31, 2025 and 2023, the company transacted a total of $23.8 million and $462.1 million in acquisition related costs, respectively. There were no acquisition related transactions during the year ended December 31, 2024. The Company had other capital expenditures for property, plant and equipment of $44.4 million in 2025, $40.2 million in 2024 and $44.0 million in 2023, and has used cash each year to provide returns to its shareholders in the form of cash dividends. The Company paid cash dividends of $47.9 million, $46.8 million and $45.6 million in the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2025, 2024 and 2023. As of December 31, 2025, 2,000,000 shares remain authorized for repurchase under the Repurchase Plan.

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027 and the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the "Prior NPA") comprised of (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (ii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. The Prior NPA was amended and restated, and superseded in its entirety, by the Note Purchase Agreement (as defined and more fully described below under the heading "Liquidity and Capital Resources - Note Purchase and Private Shelf Agreement" in this MD&A). In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility were used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to approximately $75.0 million. During the year ended December 31, 2025, the Company repaid the principal amount of the incremental term loan "A" facility in its entirety.

At December 31, 2025, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $265.0 million was outstanding and had the capacity to borrow up to an additional $385.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2025, the actual ratio was 3.88 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2025, the actual ratio was 1.42 to 1.

At December 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At December 31, 2025, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

6.25% Senior Notes Due in 2030

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Note Purchase Agreement.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes were primarily used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2025, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40.0 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Prior NPA.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40.0 million Series B Senior Notes. At December 31, 2025, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Prior NPA.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2025, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes, Series F Senior Notes and Series G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA (as defined in the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2025, the actual ratio was 3.88 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA (as defined in the Note Purchase Agreement) at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2025, the actual ratio was 1.42 to 1.

At December 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

At December 31, 2025, the Company’s material contractual obligations and commitments consisted of outstanding borrowings under our credit facilities expiring in 2027, outstanding amounts under our 2.35%, 2.57%, 6.25% and 5.30% senior notes due in 2026, 2028, 2030 and 2032 respectively, and operating leases for facilities. The operating lease amounts exclude property taxes and insurance.

The table below provides a summary of the Company’s contractual obligations and reflects expected payments due as of December 31, 2025 and does not reflect changes that could arise after that date.

Payments Due by Period

(dollar amounts in thousands)	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	More than 5 Years
Revolving lines of credit and term loan	$264,950	$—	$264,950	$—	$—
5.30% Series G senior notes due in 2032	102,825	3,975	7,950	7,950	82,950
6.25% Series F senior notes due in 2030	98,438	4,688	9,375	84,375	—
2.57% Series D senior notes due in 2028	42,570	1,028	41,542	—	—
2.35% Series E senior notes due in 2026	60,705	60,705	—	—	—
Operating leases for facilities	12,442	4,696	5,487	1,595	664
Total contractual obligations	$581,930	$75,092	$329,304	$93,920	$83,614

The Company believes that its needs for working capital and capital expenditures through 2026 and beyond will be adequately met by operating cash flow, proceeds from the sale of rental equipment, and bank borrowings.

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

To the extent that the useful lives of all of our rental equipment were to decrease or increase by one year, the Company estimates the annual depreciation expense would increase or decrease by approximately $4.8 million. If the estimated residual values of all of our rental equipment were to change one percentage point, the Company estimates the annual depreciation expense would change by approximately $0.9 million. Any changes in depreciation expense as a result of a change in useful lives or residual values would result in a proportional increase or decrease in the gross profit the Company would recognize upon the ultimate sale of the equipment.

Maintenance, repair and refurbishment - Maintenance and repairs are expensed as incurred. The direct material and labor costs of value-added additions or major refurbishment of modular buildings are capitalized to the extent the refurbishment significantly improves the quality and adds value or life to the equipment. Judgment is involved as to when these costs should be capitalized. The Company’s policies narrowly limit the capitalization of value-added items to specific additions such as portable storage office conversions, restrooms, sidewalls and ventilation upgrades. In addition, only major refurbishment costs incurred near the end of the estimated useful life of the rental equipment, which extend its useful life, and are subject to certain limitations, are capitalized. The Company capitalized $19.4 million in extended life or value added refurbishments in 2025. Changes in these policies to expense these costs as incurred could impact the Company’s financial results.

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

Impairment of goodwill and intangible assets - The Company’s goodwill is not amortized to expense, the Company assesses whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments. These impairment assessments occur annually, or more frequently if an event occurs, or circumstances change in the interim that would indicate that it was more likely than not the fair value had reduced below its carrying value. Application of the goodwill impairment assessment requires judgement including the identification of reporting units, assignment of assets and liabilities to reporting units, business projections including changes in pricing, rental and sale activity and costs, long term growth rates and discount rates. In 2025, 2024 and 2023 the Company performed qualitative assessments taking into consideration the market value of the Company, any changes in management, key personnel, strategy and any relevant macroeconomic conditions, concluding that the fair value of the reporting units substantially exceeded the respective reporting units carrying value, including goodwill.

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

Non-lease revenue - Sales revenue is recognized upon delivery and installation of the equipment to customers. Site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are recognized upon completion of the services performed. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete. Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the input method based on the ratio of costs incurred to estimated total contract costs for each contract. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation. Judgment is involved in determining the performance obligations and standalone selling prices. To the extent actual results were to differ from these estimates, the timing of profit recognition could change and impact the Company’s financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its 2.35%, 2.57%, 6.25% and 5.30% senior notes due in 2026, 2028, 2030 and 2032, respectively, and its revolving lines of credit. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2025. The estimate of fair value of the Company’s fixed rate debt is based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The table below presents principal cash flows by expected annual maturities, related weighted average interest rates and estimated fair value for the Company’s Series E, Series D, Series F and Series G Senior Notes and the Company’s revolving lines of credit under the Credit Facility and Sweep Service Facility as of December 31, 2025.

(dollar amounts in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Estimated Fair Value
Revolving lines of credit and term loan	$—	$264,950	$—	$—	$—	$—	$264,950	$264,950
Weighted average interest rate	—	5.79%	—	—	—	—	5.79%
2.35% Series E senior notes due in 2026	$60,000	$—	$—	$—	$—	$—	$60,000	$59,299
Stated interest rate	2.35%	—	—	—	—	—	2.35%
2.57% Series D senior notes due in 2028	$—	$—	$40,000	$—	$—	$—	$40,000	$37,984
Stated interest rate	—	—	2.57%	—	—	—	2.57%
6.25% Series F senior notes due in 2030	$—	$—	$—	$—	$75,000	$—	$75,000	$77,440
Stated interest rate	—	—	—	—	6.25%	—	6.25%
5.30% Series G senior notes due in 2032	$—	$—	$—	$—	$—	$75,000	$75,000	$76,551
Stated interest rate	—	—	—	—	—	5.30%	5.30%

The Company formed a wholly owned Canadian subsidiary, TRS-RenTelco Inc., in 2004 in conjunction with the TRS acquisition. The Canadian operations of the Company subject it to foreign currency risks (i.e. the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In 2025, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the size of the Canadian operations, the Company does not expect future foreign exchange gains and losses to be significant.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company maintains a system of internal control that is designed to provide reasonable assurance as to the reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

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

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

February 25, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

McGrath RentCorp

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

San Francisco, California

February 25, 2026

McGrath RentCorp

Consolidated Balance Sheets

	December 31,
(in thousands)	2025	2024
Assets
Cash	$295	$807
Accounts receivable, net of allowance for credit losses of $2,866 at December 31, 2025 and 2024	231,865	219,342
Rental equipment, at cost:
Relocatable modular buildings	1,485,794	1,414,367
Portable storage containers	245,141	240,846
Electronic test equipment	337,100	343,982
	2,068,035	1,999,195
Less: accumulated depreciation	(647,137)	(611,536)
Rental equipment, net	1,420,898	1,387,659
Property, plant and equipment, net	233,492	197,439
Inventories	8,027	14,304
Prepaid expenses and other assets	83,351	80,477
Intangible assets, net	46,605	54,332
Goodwill	332,584	323,224
Total assets	$2,357,117	$2,277,584
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$514,924	$590,208
Accounts payable	66,233	60,082
Accrued liabilities	114,764	113,961
Deferred income	110,593	109,836
Deferred income taxes, net	313,580	280,129
Total liabilities	1,120,094	1,154,216
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,612 shares as of December 31, 2025 and 24,551 shares as of December 31, 2024	121,785	116,253
Retained earnings	1,115,238	1,007,115
Total shareholders’ equity	1,237,023	1,123,368
Total liabilities and shareholders’ equity	$2,357,117	$2,277,584

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenues
Rental	$503,918	$489,929	$474,336
Rental related services	161,722	148,498	138,160
Rental operations	665,640	638,427	612,496
Sales	269,196	262,290	207,165
Other	9,399	10,225	12,181
Total revenues	944,235	910,942	831,842
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	86,937	88,267	88,912
Rental related services	112,026	103,419	96,628
Other	118,309	109,116	114,942
Total direct costs of rental operations	317,272	300,802	300,482
Costs of sales	171,987	174,725	137,727
Total costs of revenues	489,259	475,527	438,209
Gross profit	454,976	435,415	393,633
Expenses:
Selling and administrative expenses	211,353	200,432	207,539
Other income, net	—	(9,281)	(3,618)
Income from operations	243,623	244,264	189,712
Interest expense	30,622	47,241	40,560
Foreign currency exchange (gain) loss	(80)	215	(310)
Gain on merger termination from WillScot Mobile Mini (Note 1)	—	(180,000)	—
WillScot Mobile Mini transaction costs (Note 1)	—	63,159	—
Income from continuing operations before provision for income taxes	213,081	313,649	149,462
Provision for income taxes from continuing operations	56,773	81,922	37,610
Income from continuing operations	156,308	231,727	111,852

Discontinued operations:
Income from discontinued operations before provision for income taxes	—	—	1,709
Provision for income taxes from discontinued operations	—	—	453
Gain on sale of discontinued operations, net of tax	—	—	61,513
Income from discontinued operations	—	—	62,769

Net income	$156,308	$231,727	$174,621
Earnings per share from continuing operations:
Basic	$6.35	$9.44	$4.57
Diluted	$6.35	$9.43	$4.56
Earnings per share from discontinued operations:
Basic	$—	$—	$2.57
Diluted	$—	$—	$2.56
Earnings per share:
Basic	$6.35	$9.44	$7.14
Diluted	$6.35	$9.43	$7.12
Shares used in per share calculation:
Basic	24,602	24,541	24,469
Diluted	24,633	24,570	24,529
Cash dividends declared per share	$1.94	$1.90	$1.86

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of COMPREHENSIVE Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$156,308	$231,727	$174,621
Other comprehensive income:
Foreign currency translation adjustment, net of tax impact	—	—	(38)
Comprehensive income	$156,308	$231,727	$174,583

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Shareholders' Equity

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	24,388	$110,080	$693,943	$(78)	$803,945
Net income	—	—	174,621	—	174,621
Share-based compensation	—	8,275	—	—	8,275
Common stock issued under stock plans, net of shares withheld for employee taxes	108	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(7,233)	—	—	(7,233)
Dividends accrued at $1.86 per share	—	—	(45,768)	—	(45,768)
Other comprehensive loss	—	—	—	(38)	(38)
Balance at December 31, 2023	24,496	111,122	822,796	(116)	933,802
Net income	—	—	231,727	—	231,727
Share-based compensation	—	9,502	—	—	9,502
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(4,371)	—	—	(4,371)
Dividends accrued at $1.90 per share	—	—	(47,408)	—	(47,408)
Other comprehensive loss reclassification adjustment	—	—	—	116	116
Balance at December 31, 2024	24,551	116,253	1,007,115	—	1,123,368
Net income	—	—	156,308	—	156,308
Share-based compensation	—	11,225	—	—	11,225
Common stock issued under stock plans, net of shares withheld for employee taxes	61	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,693)	—	—	(5,693)
Dividends accrued at $1.94 per share	—	—	(48,185)	—	(48,185)
Other comprehensive income	—	—	—	—	—
Balance at December 31, 2025	24,612	$121,785	$1,115,238	$—	$1,237,023

The accompanying notes are an integral part of these consolidated financial statements.

McGrath RentCorp

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$156,308	$231,727	$174,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,069	107,455	109,375
Deferred income taxes (benefits)	33,451	38,574	(16,952)
Provision for credit losses	1,726	1,890	2,633
Share-based compensation	11,225	9,502	8,275
Gain on sale of property, plant and equipment	—	(9,281)	(3,618)
Gain on sale of discontinued operations	—	—	(61,513)
Gain on sale of used rental equipment	(44,191)	(35,085)	(31,642)
Foreign currency exchange (gain) loss	(80)	215	(310)
Amortization of debt issuance costs	206	66	8
Change in:
Accounts receivable	(14,249)	6,136	(37,776)
Inventories	6,277	1,121	(779)
Prepaid expenses and other assets	(2,873)	6,887	(28,547)
Accounts payable	(330)	11,836	(49,761)
Accrued liabilities	816	4,924	17,235
Deferred income	328	(1,592)	14,094
Net cash provided by operating activities	255,683	374,375	95,343
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	—	268,012
Purchases of rental equipment	(142,576)	(191,231)	(229,679)
Purchases of property, plant and equipment	(44,380)	(40,228)	(43,989)
Cash paid for acquisition of businesses	(23,785)	—	(458,315)
Cash paid for acquisition of business assets	—	—	(3,767)
Proceeds from sales of used rental equipment	83,629	68,453	66,168
Proceeds from sales of property, plant and equipment	—	12,251	9,702
Net cash used in investing activities	(127,112)	(150,755)	(391,868)
Cash Flows from Financing Activities:
Net (payments) borrowings under bank lines of credit	(77,490)	(172,560)	274,225
Borrowings under term note agreement	—	—	75,000
Principal payment of term note agreement	(73,000)	—	—
Borrowings under Series G senior notes	75,000	—	—
Taxes paid related to net share settlement of stock awards	(5,693)	(4,371)	(7,233)
Payment of dividends	(47,900)	(46,759)	(45,556)
Net cash (used in) provided by financing activities	(129,083)	(223,690)	296,436
Effect of foreign currency exchange rate changes on cash	—	—	9
Net decrease in cash	(512)	(70)	(80)
Cash balance, beginning of period	807	877	957
Cash balance, end of period	$295	$807	$877
Supplemental Disclosure of Cash Flow Information:
Gain on merger termination, net of transaction costs, presented under net cash provided by operating activities	$—	$116,841	$—
Interest paid, during the period	$29,905	$48,324	$38,603
Net income taxes paid, during the period	$10,116	$36,524	$91,565
Dividends accrued during the period, not yet paid	$12,749	$12,482	$12,010
Rental equipment acquisitions, not yet paid	$11,670	$5,393	$16,653

The accompanying notes are an integral part of these consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

McGrath RentCorp and its wholly-owned subsidiaries (the “Company”) is a California corporation organized in 1979. The Company is a diversified business to business rental company with three rental divisions; relocatable modular buildings, portable storage containers and electronic test equipment. Although the Company’s primary emphasis is on equipment rentals, sales of equipment occur in the normal course of business. At December 31, 2025, the Company was comprised of four reportable business segments: modular building segment ("Mobile Modular"), portable storage container segment (“Portable Storage”), electronic test equipment segment (“TRS-RenTelco”) and classroom manufacturing division selling modular classrooms in California (“Enviroplex”).

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

Non-lease revenues - Sales revenue is recognized upon delivery and installation of the equipment to customers. Site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are recognized upon completion of the service performed. Revenue from contracts that satisfy the criteria for over-time recognition are recognized as work is performed by using the input method based on the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The Company uses third parties to provide certain services as part of its contracts with customers. The Company is considered the principal (vs. an agent) as the Company is responsible for the fulfillment of all service elements and burdens the risks associated with the underlying performance obligations. Revenue for these services is recognized on a gross basis.

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

Costs of Rental Related Services

Costs of rental related services are primarily associated with relocatable modular building and portable storage container leases. Modular building leases primarily consist of costs for services to be provided under the negotiated lease agreement for delivery, installation, modifications, skirting, and dismantle and return delivery. Costs related to these services are recognized on a straight-line basis over the term of the lease. Site related services costs for work outside of the modular building such as grading, drainage, landscaping and paving are recognized in the period the service is performed. Costs of rental related services associated with portable storage containers consists of costs of delivery, removal and cleaning of the containers. These costs are recognized in the period the service is performed.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of rental equipment and identifiable definite lived intangible assets for impairment whenever events or circumstances have occurred that would indicate the carrying amount may not be fully recoverable. A key element in determining the recoverability of long-lived assets is the Company’s outlook as to the future market conditions for its rental equipment. If the carrying amount is not fully recoverable, an impairment loss is recognized to reduce the carrying amount to fair value. The Company determines fair value based upon the condition of the rental equipment and the projected net cash flows from its rental and sale considering current market conditions. Goodwill and identifiable indefinite lived assets are evaluated for potential impairment annually or when circumstances indicate potential impairment may have occurred. Impairment losses, if any, are determined based upon the excess of carrying value over the estimated fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2025, 2024 and 2023.

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

Inventories

Inventories consist of raw materials and work-in-process. Inventories are measured at the lower of actual cost or net realizable value for acquired units and estimated standard costs for manufactured units. Costs for units manufactured are determined using the weighted average inventory method. Net realizable value is defined as the value for which an asset can be sold, less the estimated costs of selling such asset. The costs include expenditures incurred in acquiring the inventories, manufacturing, production costs, and other costs incurred in bringing them to their existing location and condition .

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

Property, plant and equipment consisted of the following:

(dollar amounts in thousands)	Estimated useful life	December 31,
	in years	2025	2024
Land	Indefinite	$107,521	$88,605
Land improvements	20 – 50	88,436	77,221
Buildings	30	49,425	40,223
Furniture, office equipment and software	3 – 10	29,420	28,073
Vehicles and machinery	5 – 25	42,594	39,259
		317,396	273,381
Less: accumulated depreciation		(98,593)	(91,042)
		218,803	182,339
Construction in progress		14,689	15,100
Property, plant and equipment, net		$233,492	$197,439

Property, plant and equipment depreciation expense was $9.6 million, $8.9 million and $9.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Construction in progress at December 31, 2025 and 2024 consisted primarily of costs related to building and land improvements.

Capitalized Software Costs

The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. These costs generally include external direct costs of materials and services consumed in the project and internal costs, such as payroll and benefits of those employees directly associated with the development of the software. Maintenance, training and post implementation costs are expensed as incurred. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software costs are included in property, plant and equipment and construction in progress. There was $0.9 million in costs capitalized to construction in progress during the year ended December 31, 2025. Conversely, there were no internal use software costs capitalized during the year ended December 31, 2024.

The Company evaluates implementation costs incurred in a cloud computing arrangement that is a service contract under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Costs incurred in the development stage are generally capitalized as prepaid expenses and other assets. There was $11.4 million in cloud computing arrangements capitalized to prepaid expenses and other assets for the year ended December 31, 2025. Amortization expense is calculated on a straight-line basis over the contractual term including extension options of the cloud computing arrangement and recorded as selling, general and administrative expense.

Shipping Costs

The Company includes third party costs to deliver rental equipment to customers in costs of rental related services and costs of sales.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising expenses were $6.7 million, $6.2 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023.

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

Goodwill and Intangible Assets

Purchase prices of acquired businesses are allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired are allocated to goodwill. At December 31, 2025 and 2024, goodwill and trade name intangible assets from continuing operations which have indefinite lives totaled $332.6 million and $323.4 million, respectively.

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

The Company conducted its annual impairment analysis in the fourth quarter of 2025. The impairment analysis did not result in an impairment charge for the fiscal year ended 2025, consistent with the previously reported years of 2024 and 2023. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

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

(in thousands)	Year Ended December 31,
	2025	2024	2023
Weighted-average common stock for calculating basic earnings per share	24,602	24,541	24,469
Effect of potentially dilutive securities from equity-based compensation	31	29	60
Weighted-average common stock for calculating diluted earnings per share	24,633	24,570	24,529

For the years ended December 31, 2025 and 2024, there were 42,958 and 37,214 shares which had an anti-dilutive effect on the computation of diluted earnings per share that required exclusion, respectively. In 2023, there were no shares having an anti-dilutive effect requiring exclusion from the computation of diluted earnings per share.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. In the years ended December 31, 2025, 2024 and 2023 there were no shares of common stock repurchased. As of December 31, 2025, 2,000,000 shares remain authorized for repurchase.

Accounts Receivable and Concentration of Credit Risk

The Company’s accounts receivable consist of amounts due from customers for rentals, sales, financed sales and unbilled amounts for the portion of modular building end-of-lease services earned, which were negotiated as part of the lease agreement. Unbilled receivables related to end-of-lease services, which consists of dismantle and return delivery of buildings, were $73.2 million at December 31, 2025 and $69.6 million at December 31, 2024. The Company sells primarily on 30-day terms, individually performs credit evaluation procedures on its customers on each transaction and will require security deposits from its customers when a significant credit risk is identified. The Company records an allowance for credit losses in amounts equal to the estimated losses expected to be incurred in the collection of the accounts receivable. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for credit losses when an account is determined to be uncollectable. The allowance for credit losses is based on the Company’s assessment of the collectability of customer accounts receivable from operating lease and non-lease revenues. The Company regularly reviews the allowance by considering factors such as historical payment experience and trends, the age of the accounts receivable balances, the Company’s operating segment, customer industry, credit quality and current economic conditions that may affect a customer’s ability to pay. The Company recognized credit losses of $1.7 million, $1.9 million and $2.6 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. The allowance for credit losses was $2.9 million at December 31, 2025, unchanged from the allowance reported in 2024, and $2.8 million for the year ended December 31, 2023.

The allowance for credit loss activity was as follows:

(in thousands)	2025	2024
Beginning balance, January 1	$2,866	$2,801
Provision for credit losses	1,726	1,890
Write-offs, net of recoveries	(1,726)	(1,825)
Ending balance, December 31	$2,866	$2,866

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. From time to time, the Company maintains cash balances in excess of the Federal Deposit Insurance Corporation limits.

Net Investment in Sales-Type Leases

The Company enters into sales-type leases with certain qualified customers to purchase its rental equipment, primarily at its Mobile Modular and TRS-RenTelco operating segments. Sales-type leases have terms that generally range from 12 to 36 months and are collateralized by a security interest in the underlying rental asset. The net investment in sales-type leases was $6.4 million at December 31, 2025, and $6.7 million at December 31, 2024. The Company’s assessment of current expected losses on these receivables was not material and no credit loss expense was provided as of December 31, 2025. The Company regularly reviews the allowance by considering factors such as historical payment experience, the age of the lease receivable balances, credit quality and current economic conditions that may affect a customer's ability to pay. Lease receivables are considered past due 90 days after invoice. The Company manages the credit risk in net investment in sales-type leases, on an ongoing basis, using a number of factors, including, but not limited to the following: historical payment history, credit score, size of operations, length of time in business, industry, historical profitability, historical cash flows, liquidity and past due amounts. The Company uses credit scores obtained from external credit bureaus as a key indicator for the purposes of determining credit quality of its new customers. The Company does not own available for sale debt securities or other financial assets at December 31, 2025.

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash, accounts receivable, accounts payable and notes payable approximate their fair values except for fixed rate debt included in notes payable which had an estimated fair value of $251.3 million and $169.4 million, as of December 31, 2025 and 2024, respectively, compared to the recorded book values of $250.0 million and $175.0 million, respectively. The estimates of fair value of the Company’s fixed rate debt are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025‑12, Codification Improvements, as part of its ongoing initiative to make incremental improvements to the Accounting Standards Codification. The amendments address a broad range of Topics and include technical corrections, clarifications, and other minor improvements intended to enhance the usability and consistency of U.S. GAAP. The amendments are not expected to significantly affect current accounting practice or result in significant implementation costs for most entities. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and does not expect the adoption of this ASU to have a material impact on its financial position, results of operations, or cash flows

In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies and reorganizes the guidance in Topic 270 to improve navigability and consistency in interim reporting. The amendments clarify which entities are subject to Topic 270, specify the form and content of interim financial statements and accompanying notes, and provide a comprehensive list of required interim disclosures. The ASU also introduces a disclosure principle requiring entities to disclose events and changes since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing interim disclosure requirements, but rather to clarify existing guidance. For public business entities, the amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes and clarifies the accounting for internal-use-software development costs to better reflect current software development practices, including agile and iterative methodologies. The amendments remove the existing development-stage model and establish a new principles-based capitalization framework. Under the updated guidance, software development costs are capitalized only when both of the following conditions are met: management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose (the "probable-to-complete" threshold). This ASU also supersedes Subtopic 350-50 and consolidates all website development guidance into Subtopic 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, including subsequent interim periods. The Company is currently in the process of evaluating the financial statement impact of this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires incremental disclosures about specific expense categories, including but not limited to, employee compensation, depreciation, intangible asset amortization, selling expenses and purchases of inventory. This ASU is effective for fiscal years beginning after December 31, 2026, and interim reporting periods within annual reporting periods beginning after December 31, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the financial statement impact of this ASU.

In October 2023, the FASB issued ASU No. 2023‑06, Disclosure Improvements, which incorporates certain disclosure and presentation requirements previously included in SEC Regulations S‑X and S‑K into the FASB Accounting Standards Codification. The amendments are intended to clarify or improve disclosure requirements and enhance consistency between U.S. GAAP and SEC reporting requirements. The amendments affect a variety of Topics and primarily relate to disclosures, including, but not limited to, cash flow statement presentation, commitments, debt, equity, and other financial statement disclosures. The amendments do not change recognition or measurement guidance. The effective date of each amendment is contingent upon the removal of the related disclosure requirement from the applicable SEC regulations. Early adoption is permitted once the amendments become effective. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 3. IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

Effective December 15, 2025, the Company adopted ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires Companies to disclose annually the specific categories in income tax rate reconciliations, provide additional information for reconciling items which meet a quantitative threshold, and disaggregate domestic and foreign income or loss from continuing operations. Additionally, this ASU requires the disclosure of income tax expense or benefit from continuing operations disaggregated by federal, state and foreign if certain thresholds are met. The adoption of this new guidance resulted in expanded income tax footnote disclosures found in "Note 9. Income Taxes" to the Consolidated Financial Statements and did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 4. BUSINESS COMBINATIONS

During the year ended December 31, 2025, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for $11.8 million and a regional provider of container solutions for $12.0 million. The final purchase price allocation of the modular solutions provider was $6.3 million to the fair value of rental equipment acquired, intangible assets of $1.1 million and $4.3 million to goodwill. The final purchase price allocation to the container solutions provider was $4.5 million to the fair value of rental equipment acquired, $1.0 million to property, plant and equipment, intangible assets of $1.7 million and $5.1 million to goodwill. These acquisitions were accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting. Incremental transaction costs totaled $0.5 million for the year ended December 31, 2025.

NOTE 5. DISCONTINUED OPERATIONS

On February 1, 2023, the Company completed the sale of Adler Tank Rentals, LLC to Ironclad Environmental Solutions, Inc. ("Ironclad"), a portfolio company of Kinderhook Industries, for a sale price of $268.0 million. The total transaction costs incurred from the divestiture was $6.7 million during the year ended December 31, 2023. The divestiture of the Company's Adler Tanks business represents the Company's strategic shift to concentrate its operations on its core modular and storage businesses. The sale price was subject to certain adjustments, including net working capital, certain qualified capital expenditures and certain transaction expenses to be borne by the Company. In connection with the sale, the Company entered into a number of ancillary agreements, including an escrow agreement associated with net working capital adjustments, a restricted covenant agreement, a transition services agreement, and a number of leases whereby Ironclad or one of its affiliates would be a lessee to certain properties owned by the Company that the Adler Tanks business would continue to utilize after the sale. These ancillary agreements do not provide for continued involvement by the Company in Adler Tanks. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, the Company determined that the criteria for the presentation of discontinued operations and held-for-sale, respectively, were met during the first quarter of 2023.

The following table presents the results of Adler Tanks as reported in income from discontinued operations within the Consolidated Statements of Income for the year ended December 31, 2023:

(dollar amounts in thousands)	Year Ended December 31,
2023
Revenues
Rental	$6,520
Rental related services	2,584
Rental operations	9,104
Sales	269
Other	65
Total revenues	9,438
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,325
Rental related services	2,020
Other	1,270
Total direct costs of rental operations	4,614
Costs of sales	159
Total costs of revenues	4,773
Gross Profit
Rental	3,926
Rental related services	564
Rental operations	4,490
Sales	110
Other	65
Total gross profit	4,665
Expenses:
Selling and administrative expenses	2,582
Income from operations	2,083
Interest expense allocation	374
Income from discontinued operations before provision for income taxes	1,709
Provision for income taxes from discontinued operations	453
Income from discontinued operations	$1,256

For the year ended December 31, 2023, significant operating and investing items related to Adler Tanks were as follows:

December 31,
(in thousands)	2023
Operating activities of discontinued operations:
Depreciation and amortization	$1,457
Gain on sale of used rental equipment	(111)
Investing activities of discontinued operations:
Proceeds from sales of used rental equipment	269
Purchases of rental equipment	(25)
Purchases of property, plant and equipment	(40)

NOTE 6. LEASES

Lessee

The Company leases real estate for certain of its branch offices and rental equipment storage yards, vehicles and equipment used in its rental operations. The Company determines if an arrangement is a lease at inception. The Company has leases with lease and non-lease components, which are accounted for separately. Right-Of-Use (“ROU”) assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred, which are not material. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company uses the interest rate stated in the lease as the discount rate. If the interest rate is not stated, the Company uses its incremental borrowing rate based on information available on lease commencement date in determining the present value of lease payments. Many of the Company’s real estate lease agreements include options to extend the lease, which are not included in the minimum lease terms unless they are reasonably certain to be exercised. These leases include one or more options to renew, with renewal terms that may extend the lease term from one to three years. The amount of payments associated with such options is not material. Short-term leases are leases having a term of twelve months or less and exclude leases with a lease term of one month or less. The Company recognizes short-term leases on a straight-line basis and does not record a related ROU asset or liability for such leases. At December 31, 2025 and 2024 the Company’s ROU assets and operating lease liabilities were $12.9 million and $12.6 million, respectively, which are recorded in Prepaid expenses and other assets and Accrued liabilities on the Company’s Consolidated Balance Sheets.

During the years ended December 31, 2025 and 2024, operating lease expense was $6.6 million and $6.4 million, respectively, which included short term lease expense of $0.2 million and $0.3 million, respectively. At December 31, 2025 and 2024, the weighted-average remaining lease term for operating leases was 3.4 years and the weighted average discount rate was 5.43% and 5.37%, respectively. The Company had no sub-lease income or finance leases during the years ended December 31, 2025 and 2024.

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,520	$6,035

Right of use assets obtained in exchange for lease obligations:
Operating leases	$6,394	$6,248

As of December 31, 2025, maturities of operating lease liabilities were as follows:

(in thousands)
Year ended December 31,
2026	$5,246
2027	3,770
2028	2,444
2029	1,200
2030	505
Thereafter	664
Total lease payments	13,829
Less: imputed interest	(958)
$12,871

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

As of December 31, 2025, maturities of operating lease payments to be received in 2026 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2026	$181,508
2027	72,275
2028	28,832
2029	11,917
2030	4,413
Thereafter	846
$299,791

In the year ended December 31, 2025, the Company’s lease revenues from continuing operations were $618.1 million, consisting of $613.6 million of operating lease revenues and $4.5 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. For the year ended December 31, 2025, the Company’s finance lease revenues included $3.6 million of sales revenues and $0.9 million of interest income. The minimum lease payments receivable and the net investment are included in Accounts receivable on the Company’s Consolidated Balance Sheet for such leases, which were as follows:

(in thousands)	December 31, 2025
Gross minimum lease payments receivable	$7,758
Less – unearned interest	(1,317)
Net investment in finance lease receivables	$6,441

As of December 31, 2025, the future minimum lease payments under non-cancelable finance leases to be received in 2026 and thereafter were as follows:

(in thousands)
Year Ended December 31,
2026	$3,360
2027	1,067
2028	1,110
2029	855
2030	49
Total minimum future lease payments to be received	$6,441

NOTE 7. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards. The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Topic 842, Leases. Revenues determined to be non-lease related are accounted for in accordance with Topic 606. The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtain control when delivery and installation are complete. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $34.3 million and $42.1 million at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company determined that return delivery revenues for Portable Storage and rent adjustments for TRS-RenTelco met the criteria for contract liability classification, as such the previously reported Deferred income for the year ended December 31, 2024, of $35.4 million has been adjusted accordingly. Revenues totaling $40.6 million were recognized during the year ended December 31, 2025, which were included in the contract liability balance at December 31, 2024. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $10.9 million and $13.0 million at December 31, 2025 and 2024, respectively. The Company did not recognize any material contract asset impairments during the years ended December 31, 2025 and 2024.

The Company has uncompleted contracts with customers that have unsatisfied or partially satisfied performance obligations. These contracts are recognized over time and at a point in time. The Company has elected the practical expedient within Topic 606 and does not disclose information related to remaining performance obligations for contracts recognized with an original expected duration of one year or less. For the year ended December 31, 2025, $257.9 million of revenue was recognized for sales and non-lease services transferred at a point in time and $68.3 million of revenue was recognized for sales and non-lease services transferred over time.

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

Non-Lease Revenues

Non-lease revenues are recognized in the period when control of the performance obligation is transferred, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For portable storage container and electronic test equipment leases, rental related services revenues for delivery and return delivery are considered non-lease revenues. For site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are considered non-lease.

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

The following table disaggregates the Company’s revenues from continuing operations by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three years ended December 31, 2025, 2024 and 2023:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Year Ended December 31,
2025
Leasing	$433,890	$69,348	$114,834	$—	$618,072
Non-lease:
Rental related services	40,334	15,431	3,105	—	58,870
Sales	170,669	7,780	29,698	57,400	265,547
Other	235	255	1,256	—	1,746
Total non-lease	211,238	23,466	34,059	57,400	326,163
Total revenues	$645,128	$92,814	$148,893	$57,400	$944,235

2024
Leasing	$414,195	$71,999	$105,662	$—	$591,856
Non-lease:
Rental related services	34,778	16,565	2,777	—	54,120
Sales	183,234	5,695	25,499	45,830	260,258
Other	3,159	238	1,311	—	4,708
Total non-lease	221,171	22,498	29,587	45,830	319,086
Total revenues	$635,366	$94,497	$135,249	$45,830	$910,942

2023
Leasing	$367,753	$77,181	$119,134	$—	$564,068
Non-lease:
Rental related services	36,734	19,250	2,658	—	58,642
Sales	155,267	4,587	24,951	20,192	204,997
Other	2,482	119	1,534	—	4,135
Total non-lease	194,483	23,956	29,143	20,192	267,774
Total revenues	$562,236	$101,137	$148,277	$20,192	$831,842

Customer returns of rental equipment prior to the end of the rental contract term are typically billed a cancellation fee, which is recorded as rental revenue in the period billed. Sales of new relocatable modular buildings, portable storage containers and electronic test equipment and related accessories not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. The Company typically provides limited 90-day warranties for certain sales of used rental equipment and one-year warranties on equipment manufactured by Enviroplex. Although the Company’s policy is to provide reserves for warranties when required for specific circumstances, the Company has not found it necessary to establish such reserves to date as warranty costs have not been significant.

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

NOTE 8. NOTES PAYABLE

Notes payable consisted of the following:

(in thousands)	December 31,
	2025	2024
Unsecured revolving lines of credit and term loan	$264,950	$415,440
2.35% Series E senior notes due in 2026	60,000	60,000
2.57% Series D senior notes due in 2028	40,000	40,000
6.25% Series F senior notes due in 2030	75,000	75,000
5.30% Series G senior notes due in 2032	75,000	—
	514,950	590,440
Unamortized debt issuance cost	(26)	(232)
Total notes payable	$514,924	$590,208

As of December 31, 2025, the future minimum payments under the unsecured revolving lines of credit, 2.35% Series E senior notes, 2.57% Series D senior notes, 6.25% Series F senior notes and 5.30% Series G senior notes due in 2026, 2028, 2030, and 2032 respectively, are as follows:

(in thousands)
Year Ended December 31,
2026	$60,000
2027	264,950
2028	40,000
2029	—
2030	75,000
Thereafter	75,000
Total notes payable	$514,950

Unsecured Revolving Lines of Credit

On July 15, 2022, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $650.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, by adding one or more tranches of term loans and/or increasing the aggregate revolving commitments), which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027 and the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of April 21, 2011 (as amended, the "Prior NPA") comprised of (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (ii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026. The Prior NPA was amended and restated, and superseded in its entirety, by the Note Purchase Agreement (as defined and more fully described under the heading "Liquidity and Capital Resources - Note Purchase and Private Shelf Agreement" in the MD&A). In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $250.0 million. The Credit Facility matures on July 15, 2027 and replaced the Company’s prior $420.0 million credit facility dated March 31, 2020 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on April 23, 2022.

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

On April 23, 2024, the Company entered into a first incremental facility amendment with Bank of America, N.A., as Administrative Agent and the first incremental lender (“BoA”) and the guarantors named therein (the “First Incremental Amendment”). The First Incremental Amendment amends the Second Amended and Restated Credit Agreement, dated as of July 15, 2022, as amended, by and among the Company, BoA, the other lenders named therein, and the guarantors named therein (the “Credit Agreement”) to institute an incremental term loan “A” facility in an aggregate principal amount of $75.0 million (the “Incremental Credit Facility”). The proceeds from the Incremental Credit Facility were used for general corporate purposes. Concurrently with entry into the First Incremental Amendment, the Company repaid revolving loans issued under the Credit Agreement in an aggregate amount equal to approximately $75.0 million. During the year ended December 31, 2025, the Company repaid the principal amount of the incremental term loan "A" facility in its entirety.

At December 31, 2025, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $265.0 million was outstanding and had the capacity to borrow up to an additional $385.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Amended Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2025 the actual ratio was 3.88 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At December 31, 2025, the actual ratio was 1.42 to 1.

Amounts borrowed under the Credit Facility bear interest at the Company’s option at either: (i) Secured Overnight Financing Rate ("SOFR") plus a defined margin, or (ii) the Agent bank’s prime rate (“base rate”) plus a margin. The applicable margin for each type of loan is measured based upon the Consolidated Leverage Ratio at the end of the prior fiscal quarter and ranges from 1.00% to 1.75% for SOFR loans and 0% to 0.75% for base rate loans. In addition, the Company pays an unused commitment fee for the portion of the $650.0 million credit facility that is not used. These fees are based upon the Consolidated Leverage Ratio and range from 0.15% to 0.30%. As of December 31, 2025 and 2024, the applicable margins were 1.25% for SOFR based loans, 0.25% for base rate loans and 0.20% for unused fees. Amounts borrowed under the Sweep Service Facility are based upon the MUFG Union Bank, N.A. base rate plus an applicable margin and an unused commitment fee for the portion of the $20.0 million facility not used. The applicable base rate margin and unused commitment fee rates for the Sweep Service Facility are the same as for the Amended Credit Facility. The following information relates to the lines of credit for each of the following periods:

(dollar amounts in thousands)	Year Ended December 31,
	2025	2024
Maximum amount outstanding	$415,440	$631,101
Average amount outstanding	$361,472	$555,225
Weighted average interest rate, during the period	5.79%	6.94%
Prime interest rate, end of period	6.75%	7.50%

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

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At December 31, 2025, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

6.25% Senior Notes Due in 2030

On September 27, 2023, the Company issued and sold to the purchasers $75.0 million aggregate principal amount of 6.25% Series F Notes (the “Series F Senior Notes”) pursuant to the terms of the Note Purchase Agreement.

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes were primarily used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At December 31, 2025, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

2.57% Senior Notes Due in 2028

On March 17, 2021, the Company issued and sold to the purchasers $40.0 million aggregate principal amount of 2.57% Series D Notes (the “Series D Senior Notes”) pursuant to the terms of the Prior NPA.

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40.0 million Series B Senior Notes. At December 31, 2025, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Prior NPA.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At December 31, 2025, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D Senior Notes, Series E Senior Notes, Series F Senior Notes and Series G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At December 31, 2025, the actual ratio was 3.88 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At December 31, 2025, the actual ratio was 1.42 to 1.

At December 31, 2025, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, though, significant deterioration in the Company’s financial performance could impact its ability to comply with these covenants.

NOTE 9. INCOME TAXES

Income before provision for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2025	2024	2023
U.S.	$212,677	$310,352	$234,188
Foreign	404	3,296	228
	$213,081	$313,648	$234,416

The provision (benefit) for income taxes consisted of the following:

(in thousands)	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$14,545	$31,127	$57,176
State	7,106	10,518	(5,587)
Foreign	1,671	1,704	1,847
	23,322	43,349	53,436
Deferred:
U.S. Federal	27,951	31,852	4,892
State	5,500	6,693	1,481
Foreign	—	28	(14)
	33,451	38,573	6,359
Total	$56,773	$81,922	$59,795

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the U.S. federal statutory income tax rate to the income before provision for income taxes was as follows:

(in thousands)	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory rate	$44,747	21.0%	$65,866	21.0%	$49,227	21.0%

State and local income taxes, net of federal income tax effect [1]	10,985	5.2%	16,684	5.3%	11,400	4.9%

Foreign tax effects	(483)	-0.2%	(1,233)	-0.4%	(345)	-0.2%

Nontaxable or nondeductible items	1,523	0.7%	604	0.2%	(488)	-0.2%

Total	$56,772	26.6%	$81,921	26.1%	$59,794	25.5%
1.
For states that, in the aggregate, accounted for over fifty percent of the effect of the state and local income taxes reported above were: (i) for 2025, California, (ii) for 2024, California and Florida, (iii) for 2023, California and Texas.

Income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, in the following jurisdictions:

(in thousands)	December 31,
	2025	2024	2023

Federal	$5,200	$24,500	$68,000
California	1,900	3,500	11,020
Florida	815	—	—

The following table shows the deferred income taxes related to the temporary differences between the tax bases of assets and liabilities and the respective amounts included in “Deferred income taxes, net” on the Company’s Consolidated Balance Sheets:

(in thousands)	December 31,
	2025	2024
Deferred tax liabilities:
Accelerated depreciation	$307,848	$285,835
Prepaid costs currently deductible	16,902	13,572
Other	11,179	10,144
Total deferred tax liabilities	335,929	309,551
Deferred tax assets:
Accrued costs not yet deductible	16,082	15,909
Allowance for doubtful accounts	735	733
Net operating loss carry-forward	133	7,415
Deferred revenues	1,942	2,175
Share-based compensation	3,458	3,190
Total deferred tax assets	22,350	29,422
Deferred income taxes, net	$313,579	$280,129

The Company's tax loss carryforwards for the year ended December 31, 2025, were $2.4 million for state jurisdictions which are expected to result in a future state tax benefit of $0.1 million. The availability of these tax losses to offset future income varies by jurisdiction. Furthermore, the ability to utilize the tax losses may be subject to additional limitations. The Company’s state net operating loss carryforwards have differing carryforward periods. The Company anticipates that the available net operating losses as of December 31, 2025, will be utilized prior to their respective expiration dates.

For income tax purposes, deductible compensation related to share-based awards is based on the value of the award when realized, which may be different than the compensation expense recognized by the company for financial statement purposes which is based on the award value on the date of grant. The difference between the value of the award upon grant, and the value of the award when ultimately realized, creates either additional tax expense or benefit. In 2025, 2024 and 2023 exercise of share-based awards by employees resulted in an excess tax benefit of $0.8 million, $0.9 million and $2.7 million, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company evaluated all of its tax positions for which the statute of limitations remained open and determined there were no material unrecognized tax benefits as of December 31, 2025 and 2024. In addition, there have been no material changes in unrecognized benefits during 2025, 2024 and 2023.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require the application of significant judgment.

Our income tax returns are subject to examination by federal, state and foreign tax authorities. There may be differing interpretations of tax laws and regulations, and as a result, disputes may arise with these tax authorities involving the timing and amount of deductions and allocation of income. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the accompanying consolidated statements of income for all periods presented. Such interest and penalties were not significant for the years ended December 31, 2025, 2024 and 2023.

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

The 2016 Plan provides for the grant of awards in the form of stock options, stock appreciation rights, restricted stock units (“RSUs”), the vesting of which may be performance-based or service-based, and other rights and benefits. Each RSU issued reduces the number of shares of the Company’s common stock available for grant under the 2016 Plan by two shares. There were no significant modifications to the 2016 Plan or awards classified as liabilities in the year ended December 31, 2025.

For the years ended December 31, 2025, 2024 and 2023, the share-based compensation expense was $11.2 million, $9.5 million and $8.3 million, respectively, before provision for income taxes. The Company recorded a tax benefit of approximately $3.0 million, $2.6 million and $2.2 million, respectively, related to the aforementioned share-based compensation expenses. There was no capitalized share-based compensation expense in the years ended December 31, 2025, 2024 and 2023.

Restricted Stock Units

The following table summarizes the activity of the Company’s RSUs, which includes service-based and performance-based awards, for the three years ended December 31, 2025:

		Weighted-	Aggregate
		average	intrinsic
	Number	grant date	value
	of shares	fair value	(in millions)
Balance at December 31, 2022	187,408	76.74
RSUs granted	92,320	103.56
RSUs vested	(86,402)	50.98
RSUs cancelled/forfeited/expired	(21,649)	82.69
Balance at December 31, 2023	171,677	92.18
RSUs granted	101,340	114.64
RSUs vested	(90,070)	85.14
RSUs cancelled/forfeited/expired	(1,913)	95.33
Balance at December 31, 2024	181,034	108.05
RSUs granted	134,480	117.92
RSUs vested	(105,988)	96.22
RSUs cancelled/forfeited/expired	(5,247)	96.76
Balance at December 31, 2025	204,279	$120.75	$21.4

Performance-based RSUs issued prior to 2018 vest over five years, with 60% of the shares immediately vesting after three years when the performance criteria has been determined to have been met and 20% of the remaining shares vesting annually at the anniversary of the performance determination date, subject to continuous employment of the participant. The performance-based RSU grants issued in 2018 and thereafter vest after three years with 100% of the shares vesting immediately when performance criteria has been determined to have been met. There were 80,600 performance-based RSUs expected to vest as of December 31, 2025. Service based RSUs issued to the Company’s directors generally vest over twelve to fourteen months. Service based RSUs issued to the Company’s management vest over three years. There were 123,679 service-based RSUs expected to vest as of December 31, 2025. No forfeitures are currently expected. The total fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 based on the weighted average grant date values was $13.2 million, $11.1 million and $8.6 million, respectively.

Share-based compensation expense for RSUs for the years ended December 31, 2025, 2024 and 2023 was $11.2 million, $9.5 million and $8.3 million, respectively. As of December 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $13.4 million and is expected to be recognized over a weighted-average period of 1.4 years.

Stock Options

As of December 31, 2025, no shares were outstanding under the 2016 Plan, and no options had been issued to the Company's non-employee advisors. Additionally, 670,546 shares remained available for issuance under the stock plans.

As of December 31, 2024, all stock options granted in previous years were either exercised, cancelled, forfeited or expired. A summary of the Company’s option activity and related information for the years ended December 31, 2024 and 2023 was as follows:

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

The intrinsic value of stock options at any point in time is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. The aggregate intrinsic value of options exercised and sold under the Company’s stock option plans was less than $0.1 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively, determined as of the date of option exercise. As of December 31, 2025, there was no unrecognized compensation cost related to unvested share-based compensation option arrangements granted under the Company’s stock plans.

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

No options were granted in the years ended December 31, 2025, 2024 and 2023.

Employee Stock Ownership and 401(k) Plans

The McGrath RentCorp Employee Stock Ownership and 401(k) Plan (the “KSOP”) provides that each participant may annually contribute an elected percentage of his or her salary, not to exceed the statutory limit. Each employee who has at least two months of service with the Company and is 21 years or older, is eligible to participate in the KSOP. The Company, at its discretion, may make matching contributions. Contributions are expensed in the year approved by the Board of Directors. Dividends on the Company’s stock held by the KSOP are treated as ordinary dividends and, in accordance with existing tax laws, are deducted by the Company in the year paid. For the year ended December 31, 2025 dividends deducted by the Company were $0.5 million, which resulted in a tax benefit of approximately $0.1 million in 2025.

At December 31, 2025, the KSOP held 231,507 shares, or 1% of the Company’s total common shares outstanding. These shares are included in basic and diluted earnings per share calculations.

NOTE 11. SHAREHOLDERS’ EQUITY

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the

"Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. There were no shares of common stock repurchased during the twelve months ended December 31, 2025 and 2024. As of December 31, 2025, 2,000,000 shares remain authorized for repurchase under the Repurchase Plan.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities under various operating leases. Most of the lease agreements provide the Company with the option of renewing its lease at the end of the lease term, at the fair rental value. In most cases, management expects that in the normal course of business, facility leases will be renewed or replaced by other leases. Minimum payments under these leases, exclusive of property taxes and insurance, was as follows:

(in thousands)
Year Ended December 31,
2026	$4,696
2027	3,331
2028	2,156
2029	1,090
2030	505
Thereafter	664
$12,442

Facility rent expense was $9.3 million in 2025, $9.0 million in 2024 and $10.8 million in 2023.

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

The Company’s health plans are self-funded high deductible plans with annual stop-loss insurance for protection against payments that exceed thresholds on a per claim basis and in the aggregate. The Company records an expense when claim payments are made and accrues for the portion of claims incurred, but not yet paid at period end. The Company makes these accruals based upon a combination of historical claim payments, loss development experience and actuarial estimates. A high degree of judgment is required in developing the underlying assumptions and the resulting amounts to be accrued. In addition, our assumptions will change as the Company’s loss experience develops. All of these factors have the potential to impact the amounts previously accrued and the Company may be required to increase or decrease the amounts previously accrued. At December 31, 2025 and 2024, accruals for the Company’s self-funded high deductible health plans were $1.9 million and $1.7 million, respectively.

NOTE 13. INVENTORIES

The following table presents the carrying value of inventories:

(dollar amounts in thousands)	December 31,	December 31,
	2025	2024
Raw materials	$3,904	$3,380
Work-in-process	4,123	10,924
Total inventories	$8,027	$14,304

NOTE 14. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the year ended December 31, 2024. Changes in the carrying amount of goodwill during 2025 were as follows:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	Enviroplex	Total
Balance at December 31, 2024	$315,290	$6,136	$1,798	$323,224
Goodwill acquired through business combinations	4,284	5,076	—	9,360
Balance at December 31, 2025	$319,574	$11,212	$1,798	$332,584

Intangible assets from continuing operations consisted of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
December 31, 2025
Customer relationships	6 to 11	6.1	$75,734	$(33,243)	$42,491
Non-compete agreements	5	2.1	10,806	(7,351)	3,455
Trade name	0.75 to 8	3.3	2,000	(1,512)	488
Total amortizing			88,540	(42,106)	46,434
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(42,106)	$46,605

December 31, 2024
Customer relationships	8 to 11	6.9	$73,217	$(25,010)	$48,207
Non-compete agreements	5	2.8	10,556	(5,239)	5,317
Trade name	0.75 to 8	4.3	2,000	(1,363)	637
Total amortizing			85,773	(31,612)	54,161
Trade name - non-amortizing	Indefinite		171	—	171
Total			$85,944	$(31,612)	$54,332

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense in the years ended December 31, 2025, 2024 and 2023 was $10.5 million, $10.3 million and $10.7 million, respectively. Based on the carrying values at December 31, 2025 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $10.2 million in 2026, $10.0 million in 2027, $8.6 million in 2028, $5.1 million in 2029, $3.3 million in 2030 and $9.2 million for the years thereafter.

NOTE 15. RELATED PARTY TRANSACTIONS

There were no significant related party transactions in the years ended December 31, 2025, 2024 and 2023, or amounts owed to related parties at such dates.

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

Summarized financial information from continuing operations for the years ended December 31, 2025, 2024 and 2023, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2025
Revenues
Rental revenues	$326,919	$67,593	$109,406	$ —	$503,918
Rental related services revenues	141,662	16,453	3,607	—	161,722
Sales	170,668	7,779	33,349	57,400	269,196
Other	5,879	989	2,531	—	9,399
Total revenues	645,128	92,814	148,893	57,400	944,235
Costs of Revenues
Depreciation of rental equipment	43,206	4,196	39,535	—	86,937
Rental related services	91,262	17,763	3,001	—	112,026
Other	88,122	7,361	22,826	—	118,309
Costs of sales	113,058	4,842	15,283	38,804	171,987
Total costs of revenues	335,648	34,162	80,645	38,804	489,259
Gross profit	309,480	58,652	68,248	18,596	454,976
Significant Segment Expenses [3]
Wages and benefits	58,733	14,242	11,830	5,552	90,357
Depreciation and amortization	14,409	1,725	53	418	16,605
Marketing and administrative expenses	18,331	6,706	5,441	2,440	32,918
Allocated corporate services [4]	50,292	7,313	12,001	—	69,606
Other segment items [5]	1,046	589	232	—	1,867
Total expenses	142,811	30,575	29,558	8,410	211,353
Income from operations	166,669	28,077	38,690	10,186	243,623
Interest expense (income) allocation	24,990	3,603	4,611	(2,582)	30,622
Foreign currency exchange gain	—	—	(80)	—	(80)
Income before provision for income taxes	141,679	24,474	34,159	12,768	213,081
Provision for income taxes	37,834	6,532	9,046	3,361	56,773
Income from continuing operations	$103,845	$17,942	$25,113	$9,407	$156,308
Other Selected Information
Rental equipment acquisitions	$100,363	$4,584	$43,904	—	$148,851
Accounts receivable, net (period end)	$182,540	$11,299	$26,877	$11,149	$231,865
Rental equipment, at cost (period end)	$1,485,794	$245,141	$337,100	—	$2,068,035
Rental equipment, net book value (period end)	$1,098,720	$219,038	$103,140	—	$1,420,898
Utilization (period end) [2]	70.7%	59.0%	63.2%
Average utilization [2]	73.0%	60.8%	63.8%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2024
Revenues
Rental revenues	$318,149	$69,983	$101,797	$ —	$489,929
Rental related services revenues	127,589	17,702	3,207	—	148,498
Sales	183,234	5,695	27,531	45,830	262,290
Other	6,394	1,117	2,714	—	10,225
Total revenues	635,366	94,497	135,249	45,830	910,942
Costs of Revenues
Depreciation of rental equipment	40,399	3,982	43,886	—	88,267
Rental related services	83,547	17,267	2,605	—	103,419
Other	83,023	5,816	20,277	—	109,116
Costs of sales	124,886	3,551	12,426	33,862	174,725
Total costs of revenues	331,855	30,616	79,194	33,862	475,527
Gross profit	303,511	63,881	56,055	11,968	435,415
Significant Segment Expenses [3]
Wages and benefits	57,741	13,812	10,368	4,859	86,781
Depreciation and amortization	13,712	1,432	107	383	15,634
Marketing and administrative expenses	17,276	6,102	5,342	2,323	31,043
Allocated corporate services [4]	47,146	7,212	10,716	—	65,074
Other segment items [5]	795	639	467	—	1,901
Total expenses	136,670	29,197	27,000	7,565	200,432
Other income, net	(6,220)	(1,319)	(1,742)	—	(9,281)
Income from operations	173,061	36,003	30,797	4,403	244,264
Interest expense (income) allocation	37,087	5,243	7,407	(2,496)	47,241
Foreign currency exchange loss	—	—	215	—	215
Income before provision for income taxes	135,974	30,760	23,175	6,899	196,808
Provision for income taxes	23,320	6,403	2,424	1,771	33,918
Income from continuing operations	$112,654	$24,357	$20,751	$5,128	$162,890
Reconciliation of Segment Profit
Total segment gross profit					$435,415
Segment operating expenses, net					200,432
Other income, net					(9,281)
Interest expense allocation					47,241
Foreign currency exchange loss					215
Gain on merger termination from WillScot Mobile Mini (Note 1)					(180,000)
WillScot Mobile Mini transaction costs					63,159
Income before provision for income taxes					313,649
Provision for income taxes					81,922
Income from continuing operations					$231,727
Other Selected Information
Rental equipment acquisitions	$154,236	$8,106	$17,629	—	$179,971
Accounts receivable, net (period end)	$174,598	$10,455	$21,635	$12,654	$219,342
Rental equipment, at cost (period end)	$1,414,367	$240,846	$343,982	—	$1,999,195
Rental equipment, net book value (period end)	$1,060,364	$218,493	$108,802	—	$1,387,659
Utilization (period end) [2]	75.1%	59.8%	58.6%
Average utilization [2]	77.5%	64.9%	57.3%

(dollar amounts in thousands)		Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Year Ended December 31,
2023
Revenues
Rental revenues		$285,553	$74,536	$114,247	$ —	$474,336
Rental related services revenues		114,511	20,510	3,139	—	138,160
Sales		155,267	4,587	27,119	20,192	207,165
Other		6,905	1,504	3,772	—	12,181
Total revenues		562,236	101,137	148,277	20,192	831,842
Costs of Revenues
Depreciation of rental equipment		36,921	3,514	48,477	—	88,912
Rental related services		75,390	18,568	2,670	—	96,628
Other		86,983	7,317	20,642	—	114,942
Costs of sales		105,021	2,858	13,884	15,964	137,727
Total costs of revenues		304,315	32,257	85,673	15,964	438,209
Gross profit		257,921	68,880	62,604	4,228	393,633
Significant Segment Expenses [3]
Wages and benefits		55,795	13,607	10,074	3,901	83,376
Depreciation and amortization		13,511	1,613	108	337	15,570
Marketing and administrative expenses		15,935	5,866	5,398	2,228	29,427
Allocated corporate services [4]		44,225	9,711	14,748	—	68,684
Other segment items [5]		9,109	740	634	—	10,482
Total expenses		138,575	31,537	30,962	6,466	207,539
Other income, net		(2,329)	(457)	(832)	—	(3,618)
Income (loss) from operations		121,676	37,800	32,474	(2,238)	189,713
Interest expense (income) allocation		29,724	4,950	8,146	(2,260)	40,560
Foreign currency exchange gain		—	—	(310)	—	(310)
Income before provision for income taxes		91,952	32,850	24,638	22	149,462
Provision (benefit) for income taxes		23,379	8,472	5,899	(140)	37,610
Income from continuing operations		$68,573	$24,378	$18,739	$162	$111,852
Reconciliation of Segment Profit
Total segment gross profit						$393,633
Segment operating expenses, net						207,539
Other income, net						(3,618)
Interest expense allocation						40,560
Foreign currency exchange gain	`					(310)
Income from continuing operations before provision for income taxes						149,462
Provision for income taxes						37,610
Income from continuing operations						$111,852
Other Selected Information
Rental equipment acquisitions		$176,200	$27,967	$28,945	—	$233,112
Accounts receivable, net (period end)		$175,360	$16,057	$25,511	$10,440	$227,368
Rental equipment, at cost (period end)		$1,291,093	$236,123	$377,587	—	$1,904,803
Rental equipment, net book value (period end)		$967,712	$217,315	$144,296	—	$1,329,323
Utilization (period end) [2]		79.4%	71.5%	55.9%
Average utilization [2]		79.7%	77.3%	58.9%

1.
Gross Enviroplex sales revenues were $57,400, $45,832 and $22,615 in 2025, 2024 and 2023, respectively. There were no inter-segment sales to Mobile Modular in 2025. Inter-segment sales to Mobile Modular in 2024 and 2023 were $2 and $2,423, respectively, which have been eliminated in consolidation.
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

No single customer accounted for more than 10% of total revenues during 2025, 2024 and 2023. Revenue from foreign country customers accounted for 2%, 2% and 3% of the Company’s total revenues for years 2025, 2024, and 2023, respectively. Mobile Modular purchased 27%, 18% and 30% of its modular units from one manufacturer during 2025, 2024 and 2023, respectively. TRS-RenTelco purchased 34%, 35% and 41% of its electronic test equipment from one manufacturer during 2025, 2024, and 2023, respectively. There were no vendor or supplier concentrations for Portable Storage and Enviroplex during years 2025, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company’s management under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in rules promulgated under the Securities Exchange Act of 1934, as amended) for the Company. Based on their evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company’s fiscal year ended December 31, 2025, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is discussed in the Management’s Report on Internal Control Over Financial Reporting included on page 56.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, the Company’s independent registered public accounting firm, and its report is included in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, John Lieffrig, Vice President and Division Manager, Portable Storage, adopted a trading plan pursuant to Rule 10b5-1(c) (a “10b5-1 Plan”). Mr. Lieffrig’s 10b5-1 Plan, adopted on December 12, 2025, provides for the sale of up to 2,500 shares of the Company’s common stock and has a duration of nine (9) months, expiring on September 14, 2026. With the exception of Mr. Lieffring, no other Company director or officer adopted, modified or terminated a 10b5-1 plan or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K), during the quarter ended December 31, 2025.

During the three months ended December 31, 2025, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will either be incorporated herein by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2025 Annual or Special Meeting of Shareholders or included in an amendment to this Report, which, in either case, will be filed no later than 120 days after December 31, 2025.

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

Filed as exhibit 1.02 to the Company’s Current Report on Form 8-K (filed February 1, 2023), and incorporated herein by reference.

2.3	Agreement and Plan of Merger, dated as of January 28, 2024, by and among WillScot Mobile Mini Holdings Corp., Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (filed January 29, 2024), and incorporated herein by reference.

2.4	Termination Agreement, dated as of September 17, 2024, by and among WillScot Holdings Corporation, Brunello Merger Sub I, Inc., Brunello Merger Sub II, LLC, and McGrath RentCorp.	Filed as exhibit 10.1 to the Company’s Current Report on Form 8-K (filed September 18, 2024), and incorporated herein by reference.

3.1	Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 19.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (filed August 14, 1988), and incorporated herein by reference.

3.1.1	Amendment to Articles of Incorporation of McGrath RentCorp. ‘p’	Filed as exhibit 3.1 to the Company’s Registration Statement on Form S-1 (filed March 28, 1991 Registration No. 33-39633), and incorporated herein by reference.

3.1.2	Amendment to Articles of Incorporation of McGrath RentCorp.	Filed as exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (filed March 31, 1998), and incorporated herein by reference.

3.2	Amended and Restated Bylaws	Filed as exhibit 3.1 to the Company's Current Report on Form 8-K (filed February 5, 2026), and incorporated herein by reference.

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

Filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (filed April 25, 2024) and incorporated herein by reference.

4.2.2	Amended and Restated Guaranty, dated as of July 15, 2022, among certain domestic subsidiaries of the Company in favor of Bank of America, N.A., in its capacity as the Administrative Agent.	Filed as exhibit 10.2 to the Company’s Current Report on Form 8-K (filed July 19, 2022) and incorporated herein by reference.

4.2.3	Amended and Restated Credit Facility Letter Agreement, dated as of August 19, 2022, between the Company and MUFG Union Bank, N.A.	Filed as exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.

4.2.4	Amended and Restated Credit Line Note, dated as of August 19, 2022, in favor of MUFG Union Bank, N.A.	Filed as exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (filed October 27, 2022) and incorporated herein by reference.

Number	Description	Method of Filing

4.3	Description of Registrant’s Securities.	Filed as exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (filed February 25, 2020), and incorporated herein by reference.

10.1†	McGrath RentCorp Employee Stock Ownership Plan, as amended and restated on December 31, 2008.	Filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.1.1†	McGrath RentCorp Employee Stock Ownership Trust Agreement, as amended and restated on December 31, 2008.	Filed as exhibit 10.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 26, 2009), and incorporated herein by reference.

10.2†	McGrath RentCorp 2007 Stock Incentive Plan.	Filed as exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.1†	Form of 2007 Stock Incentive Plan Stock Option Award and Agreement.	Filed as exhibit 10.12.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.2†	Form of 2007 Stock Incentive Plan Non-Qualified Stock Option Award and Agreement.	Filed as exhibit 10.12.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (filed August 2, 2007), and incorporated herein by reference.

10.2.3†	Form of 2007 Stock Incentive Plan Stock Appreciation Right Award and Agreement.	Filed as exhibit 10.4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.2.4†	Form of 2007 Stock Incentive Plan Restricted Stock Unit Award and Agreement.	Filed as exhibit 10.4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (filed May 6, 2010), and incorporated herein by reference.

10.3†	McGrath RentCorp Employee Stock Ownership and 401(k) Plan	Filed as exhibit 4.5 to the Company’s Registration Statement on Form S-8 (filed August 10, 2012) and incorporated herein by reference.

10.4†	McGraw RentCorp Involuntary Termination Severance Plan for Officers	Filed as exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.5†	McGrath RentCorp 2016 Stock Incentive Plan	Filed as Appendix A to the Company's Proxy Statement for the 2016 Annual Meeting (filed April 29, 2016), and incorporated herein by reference.
10.5.1†	McGrath RentCorp 2024 Officer Cash Bonus Plan (certain portions of this exhibit have been omitted)	Filed as exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.5.2†	McGrath RentCorp 2025 Officer Cash Bonus Plan (certain portions of this exhibit have been omitted)	Filed as exhibit 10.5.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.6†	Form of Indemnification Agreement with Directors and Officers	Filed as exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.6.1†	Form of 2016 Stock Incentive Plan Restricted Stock Unit Award and Agreement - Corporate	Filed as exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.6.2†	Form of 2016 Stock Incentive Plan Performance-Based Restricted Stock Unit Award and Agreement - Division Management	Filed as exhibit 10.6.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

10.6.3†	Form of 2016 Stock Incentive Plan Stock Appreciation Right Award and Agreement - Enviroplex	Filed as exhibit 10.6.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

Number	Description	Method of Filing

10.6.4†	Form of 2016 Stock Incentive Plan Notice of Restricted Stock Unit Award	Filed as exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

19.1	Amended and Restated McGrath RentCorp Insider Trading and Blackout Policy	Filed as exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 21, 2025), and incorporated herein by reference.

21.1	List of Subsidiaries.	Filed herewith.

23.1	Written Consent of Grant Thornton LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

97	McGrath RentCorp Compensation Recoupment Policy, amended and restated on February 19, 2026	Filed herewith.

101

The following materials from McGrath RentCorp’s annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104 Cover Page Interactive Data File (embedded within the inline XBRL document).

† = Indicates a management contract or compensatory plan

‘P’ = exhibit was filed in paper form

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026		McGrath RentCorp

	by:	/s/ Joseph F. Hanna
JOSEPH F. HANNA
Chief Executive Officer and President (Principal Executive Officer)

by:	/s/ Keith E. Pratt
KEITH E. PRATT
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

by:	/s/ David M. Whitney
DAVID M. WHITNEY
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ Nicolas Anderson	Director	February 25, 2026
NICOLAS ANDERSON

/s/ Kimberly A. Box	Director	February 25, 2026
KIMBERLY A. BOX

/s/ Smita Conjeevaram	Director	February 25, 2026
Smita Conjeevaram

/s/ William J. Dawson	Director	February 25, 2026
WILLIAM J. DAWSON

/s/ Joseph F. Hanna	Chief Executive Officer, President and Director	February 25, 2026
JOSEPH F. HANNA

/s/ Bradley M. Shuster	Chairman of the Board	February 25, 2026
BRADLEY M. SHUSTER