Form 10-Q
period 2026-03-31
MCGRATH RENTCORP
filed 2026-04-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, 24,561,770 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) and the related condensed consolidated statements of income, shareholders’ equity, and cash flows as of March 31, 2026 and for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ GRANT THORNTON LLP

San Francisco, California

April 29, 2026

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenues
Rental	$126,661	$120,113
Rental related services	35,573	33,916
Rental operations	162,234	154,029
Sales	34,035	38,926
Other	2,273	2,461
Total revenues	198,542	195,416
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	22,715	21,505
Rental related services	25,117	24,313
Other	32,130	27,652
Total direct costs of rental operations	79,962	73,470
Costs of sales	21,690	25,510
Total costs of revenues	101,652	98,980
Gross profit	96,890	96,436
Expenses:
Selling and administrative expenses	53,488	50,869
Income from operations	43,402	45,567
Interest expense	6,500	8,158
Foreign currency exchange loss (gain)	33	(5)
Income before provision for income taxes	36,869	37,414
Provision for income taxes from continuing operations	9,836	9,205
Net income	27,033	28,209
Earnings per share:
Basic	$1.10	$1.15
Diluted	$1.10	$1.15
Shares used in per share calculation:
Basic	24,616	24,572
Diluted	24,664	24,622
Cash dividends declared per share	$0.495	$0.485

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
(in thousands)	2026	2025
Assets
Cash	$2,358	$295
Accounts receivable, net of allowance for credit losses of $2,700 at March 31, 2026 and $2,866 at December 31, 2025	222,096	231,865
Rental equipment, at cost:
Relocatable modular buildings	1,511,138	1,485,794
Portable storage containers	245,427	245,141
Electronic test equipment	340,037	337,100
	2,096,602	2,068,035
Less: accumulated depreciation	(659,932)	(647,137)
Rental equipment, net	1,436,670	1,420,898
Property, plant and equipment, net	239,070	233,492
Inventories	11,145	8,027
Prepaid expenses and other assets	90,271	83,351
Intangible assets, net	43,956	46,605
Goodwill	332,584	332,584
Total assets	$2,378,150	$2,357,117
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$545,996	$514,924
Accounts payable	54,797	66,233
Accrued liabilities	110,137	114,764
Deferred income	115,533	110,593
Deferred income taxes, net	314,943	313,580
Total liabilities	1,141,406	1,120,094
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,557 shares as of March 31, 2026 and 24,612 shares as of December 31, 2025	118,110	121,785
Retained earnings	1,118,634	1,115,238
Total shareholders’ equity	1,236,744	1,237,023
Total liabilities and shareholders’ equity	$2,378,150	$2,357,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2025	24,612	$121,785	$1,115,238	$1,237,023
Net income	—	—	27,033	27,033
Share-based compensation	—	2,823	—	2,823
Common stock issued under stock plans, net of shares withheld for employee taxes	59	—	—	—
Common stock repurchased	(114)	(543)	(11,372)	(11,915)
Taxes paid related to net share settlement of stock awards	—	(5,955)	—	(5,955)
Dividends accrued of $0.495 per share	—	—	(12,265)	(12,265)
Other comprehensive income	—	—	—	—
Balance at March 31, 2026	24,557	$118,110	$1,118,634	$1,236,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$1,123,368
Net income	—	—	28,209	28,209
Share-based compensation	—	2,544	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	(12,094)
Other comprehensive income	—	—	—	—
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$1,136,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$27,033	$28,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,824	26,400
Deferred income taxes	1,363	2,013
Provision for credit losses	204	361
Share-based compensation	2,823	2,544
Gain on sale of used rental equipment	(6,932)	(6,393)
Foreign currency exchange loss (gain)	33	(5)
Amortization of debt issuance costs	4	23
Change in:
Accounts receivable	9,565	10,099
Inventories	(3,118)	(2,810)
Prepaid expenses and other assets	(6,920)	10,974
Accounts payable	(9,824)	(15,109)
Accrued liabilities	(4,629)	(9,498)
Deferred income	4,940	7,074
Net cash provided by operating activities	42,366	53,882
Cash Flows from Investing Activities:
Purchases of rental equipment	(44,926)	(11,533)
Purchases of property, plant and equipment	(8,038)	(3,992)
Proceeds from sales of used rental equipment	11,953	12,822
Net cash used in investing activities	(41,011)	(2,703)
Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	31,069	(30,894)
Repurchase of common stock	(11,915)	—
Taxes paid related to net share settlement of stock awards	(5,955)	(5,616)
Payment of dividends	(12,491)	(12,084)
Net cash provided by (used in) financing activities	708	(48,594)
Net increase in cash	2,063	2,585
Cash balance, beginning of period	295	807
Cash balance, end of period	$2,358	$3,392
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$8,310	$9,145
Net income taxes paid, during the period	$275	$24
Dividends accrued during the period, not yet paid	$12,523	$12,471
Rental equipment acquisitions, not yet paid	$10,252	$3,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three months ended March 31, 2026, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2026 for the year ended December 31, 2025 (the “2025 Annual Report”).

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

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU amends ASC 326‑20 to provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments permit entities to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses, thereby eliminating the requirement to develop reasonable and supportable forecasts for such assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual periods, with early adoption permitted. The Company is currently in the process of evaluating the financial statement impact of this ASU.

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

NOTE 4. REVENUE RECOGNITION

The Company’s accounting for revenues is governed by two accounting standards. The majority of the Company’s revenues are considered lease or lease related and are accounted for in accordance with Topic 842, Leases. Revenues determined to be non-lease related are accounted for in accordance with Topic 606, Revenue from Contracts with Customers. The Company accounts for revenues when approval and commitment from both parties have been obtained, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company typically recognizes non-lease related revenues at a point in time because the customer does not simultaneously consume the benefits of the Company’s promised goods and services, or performance obligations, and obtains control when delivery and installation are complete. For contracts that have multiple performance obligations, the transaction price is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation in the contract. The standalone selling price is typically determined based upon the expected cost plus an estimated margin of each performance obligation.

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $43.2 million and $34.3 million at March 31, 2026 and December 31, 2025, respectively. Sales revenues totaling $10.5 million were recognized during the three months ended March 31, 2026, which were included in the contract liability balance at December 31, 2025. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $9.8 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively. The Company did not recognize any material contract asset impairments during the periods ended March 31, 2026 and December 31, 2025, respectively.

The Company has uncompleted contracts with customers that have unsatisfied or partially satisfied performance obligations. These contracts are recognized over time and at a point in time. The Company has elected the practical expedient within Topic 606 and does not disclose information related to remaining performance obligations for contracts recognized with an original expected duration of one year or less. For the three months ended March 31, 2026, $32.1 million of revenue was recognized for sales and non-lease services transferred at a point in time and $12.0 million of revenue was recognized for sales and non-lease services transferred over time.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the three months ended March 31, 2026, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $5.7 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $2.6 million for the remainder of 2026, $1.1 million in 2027, $1.1 million in 2028, $0.9 million in 2029 and $0.1 million in 2030. The Company’s assessment of current expected losses on these receivables was immaterial and therefore no credit loss expense was provided as of the three months ended March 31, 2026. Other revenues include interest income on finance leases and rental income on facility leases.

In the three months ended March 31, 2026, the Company’s lease revenues were $154.4 million, consisting of $153.7 million of operating lease revenues and $0.7 million of finance lease revenues. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three months ended March 31, 2026, include $0.1 million of sales revenues and $0.2 million of interest income. Site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are considered non-lease.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three months ended March 31, 2026 and 2025:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended March 31,
2026
Leasing	$107,764	$16,758	$29,884	$—	$154,406
Non-lease:
Rental related services	5,700	3,557	908	—	10,165
Sales	20,895	1,604	7,520	3,504	33,523
Other	44	10	394	—	448
Total non-lease	26,639	5,171	8,822	3,504	44,136
Total revenues	$134,403	$21,929	$38,706	$3,504	$198,542

2025
Leasing	$104,764	$16,592	$26,564	$—	$147,920
Non-lease:
Rental related services	4,629	3,389	680	—	8,698
Sales	22,490	1,244	7,422	7,213	38,369
Other	36	40	353	—	429
Total non-lease	27,155	4,673	8,455	7,213	47,496
Total revenues	$131,919	$21,265	$35,019	$7,213	$195,416

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Weighted-average number of shares of common stock for calculating basic earnings per share	24,616	24,572
Effect of potentially dilutive securities from equity-based compensation	48	50
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,664	24,622

There were 153,995 and 86,219 anti-dilutive securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2026, and 2025, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three months ended March 31, 2026 and 2025. As of March 31, 2026, 1,886,409 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Number of shares repurchased	113,591	—
Aggregate purchase price (1)	$11,863	$—
Average price per repurchased share	$104.44	$—
1.
A one percent excise tax is imposed on "net repurchases" (certain purchases minus certain issuances) of common stock. The aggregate repurchase price and average price per repurchased share excludes excise tax, which totaled $0.1 million for the three months ended March 31, 2026.

NOTE 6. INVENTORIES

The following table presents the carrying value of inventories:

(dollar amounts in thousands)	March 31,	December 31,
	2026	2025
Raw materials	$3,654	$3,904
Work-in-process	7,491	4,123
Total inventories	$11,145	$8,027

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
March 31, 2026
Customer relationships	6 to 11	5.9	$75,734	$(35,322)	$40,412
Non-compete agreements	5	2.0	10,806	(7,883)	2,923
Trade name	0.75 to 8	3.0	2,000	(1,550)	450
Total amortizing			88,540	(44,755)	43,785
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(44,755)	$43,956

December 31, 2025
Customer relationships	6 to 11	6.1	$75,734	$(33,243)	$42,491
Non-compete agreements	5	2.1	10,806	(7,351)	3,455
Trade name	0.75 to 8	3.3	2,000	(1,512)	488
Total amortizing			88,540	(42,106)	46,434
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(42,106)	$46,605

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2025, with no indicators of impairment. In addition, no impairment triggering events occurred during the three months ended March 31, 2026, and there were no changes to the carrying value of goodwill during this period. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense incurred during the three months ended March 31, 2026 and 2025, was $2.6 million in both periods. Based on the carrying values at March 31, 2026, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $7.5 million for the remainder of fiscal year 2026, $10.0 million in 2027, $8.6 million in 2028, $5.1 million in 2029, $3.3 million in 2030 and $3.1 million in 2031.

NOTE 8. SEGMENT REPORTING

FASB guidelines establish annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. In accordance with these guidelines, the Company’s four reportable segments are Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex. The Company's Chief Operating Decision Maker ("CODM") Phil Hawkins, Chief Executive Officer, and senior management focus on several key measures to evaluate and assess each segment’s performance, including rental, rental related services and sales revenue growth, gross profit, income from operations and income before provision for income taxes. In addition to the evaluation of the aforementioned key measures of each reportable segment, the CODM and senior management evaluate supplemental information by reportable segment, such as rental equipment acquisitions, fleet utilization, and average utilization, to further assess segment performance and the future allocation of Company resources.

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

Summarized financial information for the three months ended March 31, 2026 and 2025, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2026
Revenues
Rental revenues	$81,437	$16,283	$28,941	$—	$126,661
Rental related services revenues	30,760	3,843	970	—	35,573
Sales	20,895	1,604	8,032	3,504	34,035
Other	1,311	199	763	—	2,273
Total revenues	134,403	21,929	38,706	3,504	198,542
Costs of Revenues
Depreciation of rental equipment	11,658	1,092	9,965	—	22,715
Rental related services	19,735	4,593	789	—	25,117
Other	23,970	2,109	6,051	—	32,130
Costs of sales	14,325	1,023	3,636	2,706	21,690
Total costs of revenues	69,688	8,817	20,441	2,706	101,652
Gross profit	64,715	13,112	18,265	798	96,890
Significant Segment Expenses [3]
Wages and benefits	14,519	4,123	2,911	1,312	22,865
Depreciation and amortization	3,603	499	8	107	4,217
Marketing and administrative expenses	4,710	1,711	1,457	540	8,418
Allocated corporate services [4]	11,946	1,977	3,584	—	17,507
Other segment items [5]	386	64	31	—	481
Total expenses	35,164	8,374	7,991	1,959	53,488
Income (loss) from operations	29,551	4,738	10,274	(1,161)	43,402
Interest expense (income) allocation	5,490	752	943	(685)	6,500
Foreign currency exchange loss	—	—	33	—	33
Income (loss) before provision for income taxes	24,061	3,986	9,298	(476)	36,869
Provision (benefit) for income taxes	6,417	1,064	2,486	(131)	9,836
Net income (loss)	$17,644	$2,922	$6,812	$(345)	$27,033
Other Selected Information
Rental equipment acquisitions	$29,941	$1,228	$12,339	$—	$43,508
Accounts receivable, net (period end)	$174,681	$9,504	$26,184	$11,727	$222,096
Rental equipment, at cost (period end)	$1,511,138	$245,427	$340,037	$—	$2,096,602
Rental equipment, net book value (period end)	$1,114,788	$218,359	$103,523	$—	$1,436,670
Utilization (period end) [2]	69.8%	58.8%	68.2%
Average utilization [2]	70.0%	58.6%	66.1%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Three Months Ended March 31,
2025
Revenues
Rental revenues	$78,496	$16,074	$25,543	$—	$120,113
Rental related services revenues	29,475	3,631	810	—	33,916
Sales	22,490	1,244	7,979	7,213	38,926
Other	1,458	316	687	—	2,461
Total revenues	131,919	21,265	35,019	7,213	195,416
Costs of Revenues
Depreciation of rental equipment	10,554	1,031	9,920	—	21,505
Rental related services	19,740	3,933	640	—	24,313
Other	20,812	1,527	5,313	—	27,652
Costs of sales	15,345	831	4,271	5,063	25,510
Total costs of revenues	66,451	7,322	20,144	5,063	98,980
Gross profit	65,468	13,943	14,875	2,150	96,436
Significant Segment Expenses [3]
Wages and benefits	14,110	3,524	2,899	1,196	21,729
Depreciation and amortization	3,531	357	26	102	4,016
Marketing and administrative expenses	4,666	1,640	1,303	590	8,199
Allocated corporate services [4]	11,554	1,864	3,146	—	16,564
Other segment items [5]	127	170	64	—	361
Total expenses	33,988	7,555	7,438	1,888	50,869
Income from operations	31,480	6,388	7,437	262	45,567
Interest expense (income) allocation	6,505	971	1,277	(595)	8,158
Foreign currency exchange gain	—	—	(5)	—	(5)
Income before provision for income taxes	24,975	5,417	6,165	857	37,414
Provision for income taxes	6,202	1,364	1,454	185	9,205
Net income	$18,773	$4,053	$4,711	$672	$28,209
Other Selected Information
Rental equipment acquisitions	$4,400	$357	$4,822	$—	$9,579
Accounts receivable, net (period end)	$159,672	$10,397	$22,388	$16,425	$208,882
Rental equipment, at cost (period end)	$1,414,535	$240,348	$334,110	$—	$1,988,993
Rental equipment, net book value (period end)	$1,051,635	$217,060	$100,608	$—	$1,369,303
Utilization (period end) [2]	74.3%	61.0%	64.9%
1.
Gross Enviroplex sales revenues were $3,504 and $7,213 for the three months ended March 31, 2026 and 2025, respectively. There were no inter-segment sales to Mobile Modular in the three months ended March 31, 2026 and 2025, which required elimination in consolidation.
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
5.
Other segment items for each reportable segment is primarily comprised of credit losses and acquisition related transaction costs.

No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2026 and 2025. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for the same periods.

NOTE 9. SUBSEQUENT EVENT

On April 1, 2026, the Company completed the acquisition of a regional provider of temporary modular space solutions for $11.4 million, subject to a holdback payment of $1.3 million. The acquisition expanded the Mobile Modular operations in the mid-west region of the United States. This acquisition will be accounted for as the purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting.

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

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Part I—Item 1 of this Form 10-Q and the Consolidated Financial Statements and related Notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 25, 2026 (the “2025 Annual Report”). In preparing the following MD&A, we presume that readers have access to and have read the MD&A in our 2025 Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

In the three months ended March 31, 2026, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 65%, 11%, 25% and negative 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 15%, 17% and 2% for the same period in 2025.

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

The Company’s modular revenues (consisting of revenues from Mobile Modular, Kitchens To Go and Enviroplex) are derived from rentals and sales to commercial and education customers. Modular revenues are affected by demand for classrooms, which in turn is affected by shifting and fluctuating school populations, the levels of state funding to public schools, the need for temporary classroom space during reconstruction of older schools and changes in policies regarding class size. As a result of any reduced funding, lower expenditures by these schools may result in certain planned programs to increase the number of classrooms, such as those that the Company provides, to be postponed or terminated. However, reduced expenditures may also result in schools reducing their long-term facility construction projects in favor of using the Company’s modular classroom solutions. At this time, the Company can provide no assurances as to whether public schools will either reduce or increase their demand for the Company's modular classrooms as a result of fluctuations in state funding of public schools. Looking forward, the Company believes that any interruption in the passage of facility bonds or contraction of class size reduction programs by public schools may have a material adverse effect on both rental and sales revenues of the Company. (For more information, see “Item 1. Business – Relocatable Modular Buildings – Classroom Rentals and Sales to Public Schools (K-12)” in the Company’s 2025 Annual Report and “Item 1a. Risk Factors – Significant reductions of, or delays in, funding to public schools have caused the demand and pricing for our modular classroom units to decline, which has in the past caused, and may cause in the future, a reduction in our revenues and profitability” in Part II of the Company's 2025 Annual Report)

Revenues of Portable Storage consists of the rental and sale of steel containers and ground level offices to provide a temporary storage solution that is delivered to the customer’s location and addresses the need for secure temporary storage with immediate access to the unit. The portable storage container rental market in the U.S. has a large and diverse number of market segments including construction, retail, commercial and industrial, energy and petrochemical, manufacturing, education and healthcare.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 82% and 79% of consolidated revenues in the three months ended March 31, 2026 and 2025, respectively. Of the total rental operations revenues for the three months ended March 31, 2026, Mobile Modular, Portable Storage and TRS-RenTelco comprised 69%, 12% and 19%, respectively, compared to 70%, 13% and 17%, respectively, in the same period of 2025. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the three months ended March 31, 2026 and 2025, sales and other revenues of modular, container and electronic test equipment comprised approximately 18% and 21% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the three months ended March 31, 2026 and 2025, Mobile Modular and Enviroplex together comprised 71% and 75%, respectively, Portable Storage comprised 5% and 4%, respectively, and TRS-RenTelco comprised 24% and 21%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On February 25, 2026, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.495 per common share for the quarter ended March 31, 2026, an increase of 2% over the prior year’s comparable quarter.

Business Combination

On April 1, 2026, the Company completed the acquisition of a regional provider of temporary modular space solutions for $11.4 million, subject to a holdback payment of $1.3 million. The acquisition expanded the Mobile Modular operations in the mid-west region of the United States. This acquisition will be accounted for as the purchase of a “business” in accordance with criteria in ASC 805, Business Combinations, using the purchase method of accounting.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to

Three Months Ended March 31, 2025

Overview

Consolidated revenues for the three months ended March 31, 2026, increased 2% to $198.5 million from $195.4 million for the same period in 2025. Consolidated net income for the three months ended March 31, 2026, decreased 4% to $27.0 million from $28.2 million for the same period in 2025. Earnings per diluted share for the three months ended March 31, 2026, decreased 4% to $1.10, from $1.15 for the same period in 2025. The decrease in consolidated net income and earnings per diluted share during the period was primarily attributed to an increase in selling and administrative expenses and lower gross profit at Enviroplex, Mobile Modular and Portable Storage, partly offset by higher gross profit at TRS-RenTelco and lower interest expense incurred on outstanding debt obligations.

For the three months ended March 31, 2026, on a consolidated basis:

•
Gross profit increased $0.5 million to $96.9 million in 2026. Mobile Modular’s gross profit decreased $0.8 million, or 1%, primarily due to lower gross profit on rental and sales revenues, partly offset by an increase in gross profit on rental related services revenues. Portable Storage's gross profit decreased $0.8 million, or 6%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $3.4 million, or 23%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $1.4 million, due to lower sales revenues and gross margins in 2026.
•
Selling and administrative expenses increased $2.6 million, or 5%, to $53.4 million, primarily attributed to $1.8 million higher employees' salaries and benefit costs and $0.8 million higher marketing and administrative expenses.
•
Interest expense decreased $1.7 million, or 20%, to $6.5 million, which was primarily attributed to $47.3 million lower average debt levels of the Company and a lower effective interest rate in 2026 of 4.96%, compared to 5.70% for the same period in 2025.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 65%, 11% and 25%, respectively, compared to 66%, 15% and 17%, respectively, for the comparable 2025 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was negative 1% and 2% in 2026 and 2025, respectively.
•
The provision for income taxes resulted in an effective tax rate of 26.7% and 24.6%, for the quarters ended March 31, 2026 and 2025, respectively.
•
Adjusted EBITDA decreased $0.4 million, or 1%, to $74.1 million in 2026.

Mobile Modular

For the three months ended March 31, 2026, Mobile Modular’s total revenues increased $2.5 million, or 2%, to $134.4 million compared to the same period in 2025, primarily due to higher rental operations revenues, partly offset by lower sales and other revenues. Higher gross profit on rental related services revenues and lower allocated interest expense, offset by lower gross profit on rental, and sales and other revenues, and higher selling and administrative expenses, resulted in a $0.9 million decrease in pre-tax income to $24.1 million for the three months ended March 31, 2026, from $25.0 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 3/31/26 compared to Three Months Ended 3/31/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$81,437	$78,496	$2,941	4%
Rental related services	30,760	29,475	1,285	4%
Rental operations	112,197	107,971	4,226	4%
Sales	20,895	22,490	(1,595)	(7)%
Other	1,311	1,458	(147)	(10)%
Total revenues	134,403	131,919	2,484	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,658	10,554	1,104	10%
Rental related services	19,735	19,740	(5)	—
Other	23,970	20,812	3,158	15%
Total direct costs of rental operations	55,363	51,106	4,257	8%
Costs of sales	14,325	15,345	(1,020)	(7)%
Total costs of revenues	69,688	66,451	3,237	5%
Gross Profit
Rental	45,809	47,130	(1,321)	(3)%
Rental related services	11,025	9,735	1,290	13%
Rental operations	56,834	56,865	(31)	—
Sales	6,570	7,145	(575)	(8)%
Other	1,311	1,458	(147)	(10)%
Total gross profit	64,715	65,468	(753)	(1)%
Expenses:
Selling and administrative expenses	35,164	33,988	1,176	3%
Income from operations	29,551	31,480	(1,929)	(6)%
Interest expense allocation	5,490	6,505	(1,015)	(16)%
Pre-tax income	$24,061	$24,975	$(914)	(4)%
Other Selected Information
Adjusted EBITDA	$47,184	$47,631	$(447)	(1)%
Average rental equipment [1]	$1,385,405	$1,284,129	$101,276	8%
Average rental equipment on rent	$969,824	$958,243	$11,581	1%
Average monthly total yield [2]	1.96%	2.04%		(4)%
Average utilization [3]	70.0%	74.6%		(6)%
Average monthly rental rate [4]	2.80%	2.73%		3%
Period end rental equipment [1]	$1,400,112	$1,290,081	$110,031	9%
Period end utilization [3]	69.8%	74.3%		(6)%
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

Mobile Modular’s gross profit for the three months ended March 31, 2026, decreased $0.8 million, or 1%, to $64.7 million. For the three months ended March 31, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $2.9 million, or 4%, due to 1% higher average rental equipment on rent and 3% higher average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 14% and 13% in 2026 and 2025, respectively, and other direct costs were 29% in 2026 and 27% in 2025, which resulted in gross margin percentages of 56% in 2026, compared to 60% in 2025. The increased other direct costs in 2026 were primarily due to higher material and labor costs to prepare equipment for shipment. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $1.3 million, or 3%, to $45.8 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $1.3 million, or 4%, compared to 2025. The increase in rental related services revenues was primarily attributable to higher site related services revenues. The increase in rental related services revenues and higher gross margin percentage of 36% in 2026, compared to 33% in 2025, resulted in rental related services gross profit increasing $1.3 million, or 13%, to $11.0 million in 2026.
•
Gross Profit on Sales – Sales revenues decreased $1.6 million, or 7%, compared to 2025, due to lower new and used equipment sales. The lower sales revenues and lower gross margin percentage of 31% in 2026, compared to 32% in 2025, resulted in gross profit on sales decreasing $0.6 million, or 8%, to $6.6 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended March 31, 2026, selling and administrative expenses increased $1.2 million, or 3%, to $35.2 million. The increase in selling and administrative expenses was primarily attributed to $0.4 million higher employees' salaries and benefit costs and $0.4 million higher allocated corporate services expense during the period.

Portable Storage

For the three months ended March 31, 2026, Portable Storage’s total revenues increased $0.7 million, or 3%, to $21.9 million compared to the same period in 2025, primarily due to higher rental operations and sales revenues, partly offset by lower other revenues. Lower gross profit on rental operations revenues and higher selling and administrative expenses, partly offset by higher gross profit on sales revenues and lower allocated interest expense, resulted in a decrease in pre-tax income of $1.4 million, or 26%, to $4.0 million in 2026.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 3/31/26 compared to Three Months Ended 3/31/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$16,283	$16,074	$209	1%
Rental related services	3,843	3,631	212	6%
Rental operations	20,126	19,705	421	2%
Sales	1,604	1,244	360	29%
Other	199	316	(117)	(37)%
Total revenues	21,929	21,265	664	3%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,092	1,031	61	6%
Rental related services	4,593	3,933	660	17%
Other	2,109	1,527	582	38%
Total direct costs of rental operations	7,794	6,491	1,303	20%
Costs of sales	1,023	831	192	23%
Total costs of revenues	8,817	7,322	1,495	20%
Gross Profit (Loss)
Rental	13,082	13,516	(434)	(3)%
Rental related services	(750)	(302)	(448)	nm
Rental operations	12,332	13,214	(882)	(7)%
Sales	581	413	168	41%
Other	199	316	(117)	(37)%
Total gross profit	13,112	13,943	(831)	(6)%
Expenses:
Selling and administrative expenses	8,374	7,555	819	11%
Income from operations	4,738	6,388	(1,650)	(26)%
Interest expense allocation	752	971	(219)	(23)%
Pre-tax income	$3,986	$5,417	$(1,431)	(26)%
Other Selected Information
Adjusted EBITDA	$7,140	$8,588	$(1,448)	(17)%
Average rental equipment [1]	$242,772	$233,305	$9,467	4%
Average rental equipment on rent	$142,281	$140,385	$1,896	1%
Average monthly total yield [2]	2.24%	2.30%		(3)%
Average utilization [3]	58.6%	60.2%		(3)%
Average monthly rental rate [4]	3.81%	3.82%		(0)%
Period end rental equipment [1]	$242,887	$233,678	$9,209	4%
Period end utilization [3]	58.8%	61.0%		(4)%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended March 31, 2026, decreased $0.8 million, or 6%, to $13.1 million. For the three months ended March 31, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.2 million, or 1%, due to 1% higher average rental equipment on rent in 2026 and comparable average monthly rental rates. As a percentage of rental revenues, depreciation was 7% and 6% in 2026 and 2025, respectively, and other direct costs were 13% and 9% in 2026 and 2025, respectively, which resulted in gross margin percentage of 80% in 2026 and 84% in 2025. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.4 million, or 3%, to $13.1 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues was $3.8 million, compared to $3.6 million during the same period in 2025. The gross margin on rental related services revenues was negative 20% in 2026, compared to negative 8% in 2025. The higher revenues coupled with lower gross margins in 2026 resulted in rental related services gross profit decreasing $0.4 million, when compared to 2025.
•
Gross Profit on Sales– Sales revenues increased $0.4 million to $1.6 million in 2026. The higher sales revenues and higher gross margins of 36% in 2026, compared to 33% in 2025, resulted in an increase in sales gross profit of $0.2 million in 2026. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended March 31, 2026, Portable Storage’s selling and administrative expenses increased $0.8 million, or 11%, to $8.4 million, primarily attributed to $0.6 million higher employees' salaries and benefit costs.

TRS-RenTelco

For the three months ended March 31, 2026, TRS-RenTelco’s total revenues increased $3.7 million, or 11%, to $38.7 million, compared to the same period in 2025, primarily due to higher rental operations revenues. The total revenue increase, together with higher gross profit on rental operations and sales revenues and lower interest expense, partly offset by an increase in selling and administrative expenses, resulted in an increase in pre-tax income of $3.1 million, or 51%, for the three months ended March 31, 2026, when compared to 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 3/31/26 compared to Three Months Ended 3/31/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$28,941	$25,543	$3,398	13%
Rental related services	970	810	160	20%
Rental operations	29,911	26,353	3,558	14%
Sales	8,032	7,979	53	1%
Other	763	687	76	11%
Total revenues	38,706	35,019	3,687	11%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	9,965	9,920	45	0%
Rental related services	789	640	149	23%
Other	6,051	5,313	738	14%
Total direct costs of rental operations	16,805	15,873	932	6%
Costs of sales	3,636	4,271	(635)	(15)%
Total costs of revenues	20,441	20,144	297	1%
Gross Profit
Rental	12,925	10,310	2,615	25%
Rental related services	181	170	11	6%
Rental operations	13,106	10,480	2,626	25%
Sales	4,396	3,708	688	19%
Other	763	687	76	11%
Total gross profit	18,265	14,875	3,390	23%
Expenses:
Selling and administrative expenses	7,991	7,438	553	7%
Income from operations	10,274	7,437	2,837	38%
Interest expense allocation	943	1,277	(334)	(26)%
Foreign currency exchange loss (gain)	33	(5)	(38)	nm
Pre-tax income	$9,298	$6,165	$3,133	51%
Other Selected Information
Adjusted EBITDA	$20,855	$17,934	$2,921	16%
Average rental equipment [1]	$333,525	$337,858	$(4,333)	(1)%
Average rental equipment on rent	$220,369	$208,194	$12,175	6%
Average monthly total yield [2]	2.89%	2.52%		15%
Average utilization [3]	66.1%	61.6%		7%
Average monthly rental rate [4]	4.38%	4.09%		7%
Period end rental equipment [1]	$336,015	$331,312	$4,703	1%
Period end utilization [3]	68.2%	64.9%		5%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended March 31, 2026 increased $3.4 million, or 23%, to $18.3 million. For the three months ended March 31, 2026 compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $3.4 million, depreciation expense was comparable to 2025, and other direct costs increased by $0.7 million, or 14%, resulting in a $2.6 million, or 25% increase in gross profit on rental revenues to $12.9 million. As a percentage of rental revenues, depreciation was 34% and 39% in 2026 and 2025, respectively, and other direct costs were 21% in both periods, which resulted in a gross margin percentage of 45% and 40% in 2026 and 2025, respectively.
•
Gross Profit on Sales – Sales revenues increased 1% to $8.0 million in 2026. Gross profit on sales increased $0.7 million, or 19%, to $4.4 million, with a higher gross margin percentage of 55% in 2026, compared to 47% in 2025. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended March 31, 2026, selling and administrative expenses increased $0.6 million, or 7%, to $8.0 million.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026	2025
Net income	$27,033	$28,209	$155,132	$237,093
Provision for income taxes	9,836	9,205	57,404	84,077
Interest expense	6,500	8,158	28,964	42,695
Depreciation and amortization	27,824	26,400	108,493	106,668
EBITDA	71,193	71,972	349,993	470,533
Share-based compensation	2,823	2,544	11,504	9,837
Transaction costs [3]	111	—	577	53,805
Gain on merger termination from WillScot Mobile Mini [4]	—	—	—	(180,000)
Adjusted EBITDA [1]	$74,127	$74,516	$362,074	$354,175
Adjusted EBITDA margin [2]	37%	38%	38%	39%

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
4.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended March 31,		Twelve Months Ended March 31,
	2026	2025	2026	2025
Net cash provided by operating activities	$42,366	$53,882	$244,167	$368,839
Change in certain assets and liabilities:
Accounts receivable, net	(9,769)	(10,460)	13,214	(3,068)
Inventories, prepaid expenses and other assets	10,038	(8,164)	14,798	(9,753)
Accounts payable and accrued liabilities	20,952	30,788	4,067	(120,941)
Deferred income	(4,940)	(7,074)	1,806	5,786
Amortization of debt issuance costs	(4)	(23)	(187)	(87)
Foreign currency exchange (loss) gain	(33)	5	42	(78)
Gain on sale of used rental equipment	6,932	6,393	44,730	34,123
Income taxes paid, net of refunds received	275	24	10,367	36,069
Interest paid	8,310	9,145	29,070	43,285
Adjusted EBITDA [1]	$74,127	$74,516	$362,074	$354,175

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D, E, F and G Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2026, the actual ratio was 3.94 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2026, the actual ratio was 1.51 to 1.

At March 31, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the three months ended March 31, 2026 compared to the same period in 2025 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $42.4 million in 2026, compared to $53.9 million in 2025. The $11.5 million decrease in net cash provided by operating activities was primarily attributable to $17.9 million lower cash provided from prepaid expenses and other assets, a result of the timing of cash payments made and expense recognition during the period. Further, the Company's accounts payable provided for $5.3 million higher cash flows in 2026, a result of the payment timing of rental equipment acquisitions and other trade accounts payable, and accrued expenses provided for $4.9 million higher cash flows in 2026, primarily attributed to an increase in accrued leased real estate and payroll related expenses.

Cash Flows from Investing Activities: Net cash used in investing activities was $41.0 million in 2026, up from $2.7 million in 2025. The $38.3 million increase in net cash used was primarily due to $33.4 million higher rental equipment purchases when compared to the previous year, a result of customer demand. Further, the Company had $4.0 million higher purchases of property, plant and equipment during the current period, as compared to 2025.

Cash Flows from Financing Activities: Net cash provided by financing activities was $0.7 million in 2026, compared to $48.6 million in net cash used during 2025. The $49.3 million change was largely attributed to increased borrowings under bank lines of credit, primarily the result of higher rental equipment investment and repurchases of common stock during the period, when compared to 2025.

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

At March 31, 2026, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $650.0 million of which $296.0 million was outstanding and had capacity to borrow up to an additional $354.0 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2026, the actual ratio was 3.94 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At March 31, 2026, the actual ratio was 1.51 to 1.

At March 31, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At March 31, 2026, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At March 31, 2026, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At March 31, 2026, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.35% per annum and mature on June 16, 2026. Interest on the Series E Senior Notes is payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance is due when the notes mature on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At March 31, 2026, the principal balance outstanding under the Series E Senior Notes was $60.0 million.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D, E, F and G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At March 31, 2026, the actual ratio was 3.94 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At March 31, 2026, the actual ratio was 1.51 to 1.

At March 31, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the three month period ended March 31, 2026. Refer to our 2025 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2025 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company’s management does not expect that the outcome in the current proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, operating results or cash flows.

Item 1a. Risk Factors

There have been no material changes from the risk factors associated with our business previously disclosed in the “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Conditions in the Middle East, including current uncertainty and instability resulting from conflict between the United States, Israel, and Iran, as well as other regional hostilities could adversely affect our business.

In February 2026, the United States and Israel launched military operations against Iran, resulting in an armed conflict that has caused significant disruption to global energy markets and international shipping, including the closure of the Strait of Hormuz. The profitability of our business could be impacted by the price of petroleum products because they are a component of the logistics costs for delivery of our goods to customers. Additionally, the conflict in and around Iran has increased instability in the Middle East region and generated new economic uncertainty in global supply chains, due in part to the restriction of shipping activity through the Strait of Hormuz. The broader consequences of these conflicts are uncertain, and could include further sanctions, embargoes, geopolitical shifts and adverse effects on macroeconomic conditions, adverse impacts on energy supplies and prices, supply chain disruptions and cost increases, inflationary pressures, capital markets dislocation, all of which could impact the Company's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

During the three months ended March 31, 2026, the Company repurchased 113,591 shares of common stock under a Rule 10b5-1 trading plan established on March 12, 2026, pursuant to an authorization under the Repurchase Plan (as defined below) for an aggregate repurchase price of $11.9 million, or an average price of $104.44 per share. The aggregate repurchase price and average price per repurchased share excludes a 1% excise tax, which totaled $0.1 million for the three months ended March 31, 2026. The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	—
February 1 - February 28	—	—	—	—
March 1- March 31	113,591	$104.44	113,591	1,886,409
Total	$113,591	$104.44	113,591	1,886,409
1.
The number represents the total number of shares of the Company's common stock that remain available for repurchase as of March 31, 2026, pursuant to the Company's Board of Directors' authorization.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of March 31, 2026, 1,886,409 shares were authorized for repurchase under the Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, one former Section 16 officer and a current director Joseph Hanna adopted a "Rule 10b5-1 trading arrangement" as such term is defined under Item 408 of Regulation S-K as noted below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Aggregate Number of Securities to be Sold	Expiration Date

Joseph Hannah, current Director and former President and CEO (retired as of April 3, 2026)	Adopt	3/11/2026	X		30,000	6/30/2027

1.
Intended to satisfy the affirmative defense of Rule 10b5-1(c).
2.
Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

With the exception of Mr. Hanna, no other Company director or Section 16 officer adopted, modified or terminated a 10b5-1 plan or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined under Item 408 of Regulation S-K), during the quarter ended March 31, 2026.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2026	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer