Form 10-Q
period 2026-06-30
MCGRATH RENTCORP
filed 2026-07-29
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, 24,425,663 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) and the related condensed consolidated statements of income, shareholders’ equity, and cash flows as of June 30, 2026 and for the three-month and six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

July 29, 2026

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental	$131,880	$125,985	$258,541	$246,098
Rental related services	40,617	37,483	76,190	71,399
Rental operations	172,497	163,468	334,731	317,497
Sales	46,355	69,775	80,390	108,701
Other	2,260	2,373	4,533	4,834
Total revenues	221,112	235,616	419,654	431,032
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,228	21,426	45,943	42,931
Rental related services	28,376	25,477	53,493	49,790
Other	34,476	31,519	66,606	59,171
Total direct costs of rental operations	86,080	78,422	166,042	151,892
Costs of sales	27,125	46,480	48,815	71,990
Total costs of revenues	113,205	124,902	214,857	223,882
Gross profit	107,907	110,714	204,797	207,150
Expenses:
Selling and administrative expenses	56,436	53,543	109,924	104,412
Other income, net	(1,814)	—	(1,814)	—
Income from operations	53,285	57,171	96,687	102,738
Interest expense	7,113	7,795	13,613	15,954
Foreign currency exchange loss (gain)	38	(81)	71	(86)
Income before provision for income taxes	46,134	49,457	83,003	86,870
Provision for income taxes	12,462	13,484	22,298	22,689
Net income	$33,672	$35,973	$60,705	$64,181
Earnings per share:
Basic	$1.38	$1.46	$2.47	$2.61
Diluted	$1.37	$1.46	$2.47	$2.61
Shares used in per share calculation:
Basic	24,479	24,611	24,547	24,592
Diluted	24,494	24,618	24,579	24,620
Cash dividends declared per share	$0.495	$0.485	$0.990	$0.970

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands)	2026	2025
Assets
Cash	$4,379	$295
Accounts receivable, net of allowance for credit losses of $2,700 at June 30, 2026 and $2,866 at December 31, 2025	240,022	231,865
Rental equipment, at cost:
Relocatable modular buildings	1,565,877	1,485,794
Portable storage containers	245,641	245,141
Electronic test equipment	358,872	337,100
	2,170,390	2,068,035
Less: accumulated depreciation	(670,655)	(647,137)
Rental equipment, net	1,499,735	1,420,898
Property, plant and equipment, net	247,757	233,492
Inventories	15,178	8,027
Prepaid expenses and other assets	117,000	83,351
Intangible assets, net	41,630	46,605
Goodwill	337,348	332,584
Total assets	$2,503,049	$2,357,117
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$589,895	$514,924
Accounts payable	73,643	66,233
Accrued liabilities	131,421	114,764
Deferred income	140,314	110,593
Deferred income taxes, net	322,317	313,580
Total liabilities	1,257,590	1,120,094
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,426 shares as of June 30, 2026 and 24,612 shares as of December 31, 2025	120,228	121,785
Retained earnings	1,125,231	1,115,238
Total shareholders’ equity	1,245,459	1,237,023
Total liabilities and shareholders’ equity	$2,503,049	$2,357,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2025	24,612	$121,785	$1,115,238	$1,237,023
Net income	—	—	27,033	27,033
Share-based compensation	—	2,823	—	2,823
Common stock issued under stock plans, net of shares withheld for employee taxes	59	—	—	—
Common stock repurchased	(114)	(543)	(11,372)	(11,915)
Taxes paid related to net share settlement of stock awards	—	(5,955)	—	(5,955)
Dividends accrued of $0.495 per share	—	—	(12,265)	(12,265)
Balance at March 31, 2026	24,557	$118,110	$1,118,634	$1,236,744
Net income	—	—	33,672	33,672
Share-based compensation	—	2,856	—	2,856
Common stock issued under stock plans, net of shares withheld for employee taxes	5	—	—	—
Common stock repurchased	(136)	(661)	(14,880)	(15,541)
Taxes paid related to net share settlement of stock awards	—	(77)	—	(77)
Dividends accrued of $0.495 per share	—	—	(12,195)	(12,195)
Balance at June 30, 2026	24,426	$120,228	$1,125,231	$1,245,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$1,123,368
Net income	—	—	28,209	28,209
Share-based compensation	—	2,544	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	(12,094)
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$1,136,411
Net income	—	—	35,973	35,973
Share-based compensation	—	2,778	—	2,778
Common stock issued under stock plans, net of shares withheld for employee taxes	6	—	—	—
Taxes paid related to net share settlement of stock awards	—	(68)	—	(68)
Dividends accrued of $0.485 per share	—	—	(11,933)	(11,933)
Balance at June 30, 2025	24,612	$115,891	$1,047,270	$1,163,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$60,705	$64,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,280	52,739
Deferred income taxes	6,792	12,764
Provision for credit losses	569	826
Share-based compensation	5,679	5,322
Gain on sale of property, plant and equipment	(1,814)	—
Gain on sale of used rental equipment	(18,035)	(16,674)
Foreign currency exchange loss (gain)	71	(86)
Amortization of debt issuance costs	5	45
Change in:
Accounts receivable	(8,580)	(15,285)
Inventories	(7,151)	2,007
Prepaid expenses and other assets	(33,578)	(5,270)
Accounts payable	(30)	(8,402)
Accrued liabilities	15,058	2,403
Deferred income	29,721	15,124
Net cash provided by operating activities	105,692	109,694
Cash Flows from Investing Activities:
Purchases of rental equipment	(124,038)	(50,230)
Purchases of property, plant and equipment	(19,397)	(21,621)
Cash paid for acquisition of businesses, net of cash received	(9,385)	(21,947)
Proceeds from sales of used rental equipment	31,646	32,200
Proceeds from sales of property, plant and equipment	2,750	—
Net cash used in investing activities	(118,424)	(61,598)
Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	134,966	(17,730)
Principal payment of Series E senior notes	(60,000)	—
Repurchase of common stock	(27,456)	—
Taxes paid related to net share settlement of stock awards	(6,032)	(5,684)
Payment of dividends	(24,662)	(24,020)
Net cash provided by (used in) financing activities	16,816	(47,434)
Net increase in cash	4,084	662
Cash balance, beginning of period	295	807
Cash balance, end of period	$4,379	$1,469
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$13,258	$15,982
Net income taxes paid, during the period	$19,780	$5,786
Dividends accrued during the period, not yet paid	$12,543	$12,443
Rental equipment acquisitions, not yet paid	$19,047	$8,658
Business acquisition payments withheld	$1,249	$1,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and six months ended June 30, 2026, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2026 for the year ended December 31, 2025 (the “2025 Annual Report”).

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires incremental disclosures about specific expense categories, including but not limited to, employee compensation, depreciation, intangible asset amortization, selling expenses and purchases of inventory. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the financial statement impact of this ASU.

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

NOTE 3. BUSINESS COMBINATIONS

During the quarter ended June 30, 2026, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for a total purchase price of $11.3 million, subject to a holdback payment of $1.2 million. The preliminary purchase price allocation was $7.0 million to the fair value of rental equipment acquired, $0.2 million to intangible assets, $4.8 million to goodwill, less acquired net working capital and deferred income taxes. The acquisition expanded the Mobile Modular operations in the mid-west region of the United States. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations ("ASC 805"), using the purchase method of accounting.  Incremental transaction costs totaled $0.2 million for the six months ended June 30, 2026.

During the year ended December 31, 2025, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for $11.8 million and a regional provider of container solutions for $12.0 million.  The final purchase price allocation of the modular solutions provider was $6.3 million to the fair value of rental equipment acquired, intangible assets of $1.1 million and $4.3 million to goodwill.  The final purchase price allocation to the container solutions provider was $4.5 million to the fair value of rental equipment acquired, $1.0 million to property, plant and equipment, intangible assets of $1.7 million and $5.1 million to goodwill.  These acquisitions were accounted for as a purchase of a “business” in accordance with criteria in ASC 805, using the purchase method of accounting.  Incremental transaction costs totaled $0.5 million for the year ended December 31, 2025.

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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $58.8 million and $34.3 million at June 30, 2026 and December 31, 2025, respectively. Sales revenues totaling $5.0 million and $15.5 million were recognized during the three and six months ended June 30, 2026, which were included in the contract liability balance at December 31, 2025. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $9.9 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively. The Company did not recognize any material contract asset impairments during the periods ended June 30, 2026 and December 31, 2025, respectively.

The Company has uncompleted contracts with customers that have unsatisfied or partially satisfied performance obligations. These contracts are recognized over time and at a point in time. The Company has elected the practical expedient within Topic 606 and does not disclose information related to remaining performance obligations for contracts recognized with an original expected duration of one year or less. For the three and six month periods ended June, 2026, $45.5 million and $77.5 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and $12.9 million and $25.0 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the six months ended June 30, 2026, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $5.1 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.8 million for the remainder of 2026, $1.3 million in 2027, $1.1 million in 2028, $0.9 million in 2029 and $0.1 million in 2030. The Company’s assessment of current expected losses on these receivables was immaterial and therefore no credit loss expense was provided as of the six months ended June 30, 2026. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and six months ended June 30, 2026, the Company’s lease revenues were $162.7 million and $317.1 million, consisting of $162.0 million and $315.7 million of operating lease revenues, respectively, and $0.7 million and $1.4 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and six months ended June 30, 2026, include $0.5 million and $1.0 million of sales revenues, respectively, and $0.2 million and $0.4 million of interest income, respectively. Site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are considered non-lease.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended June 30,
2026
Leasing	$112,522	$17,342	$32,847	$—	$162,711
Non-lease:
Rental related services	6,711	4,235	1,180	—	12,126
Sales	31,179	1,853	8,152	4,616	45,800
Other	12	89	374	—	475
Total non-lease	37,902	6,177	9,706	4,616	58,401
Total revenues	$150,424	$23,519	$42,553	$4,616	$221,112

2025
Leasing	$107,971	$17,383	$28,837	$—	$154,191
Non-lease:
Rental related services	7,498	4,123	794	—	12,415
Sales	40,484	1,712	6,444	19,866	68,506
Other	35	128	341	—	504
Total non-lease	48,017	5,963	7,579	19,866	81,425
Total revenues	$155,988	$23,346	$36,416	$19,866	$235,616

Six Months Ended June 30,
2026
Leasing	$220,286	$34,100	$62,731	$—	$317,117
Non-lease:
Rental related services	12,411	7,792	2,088	—	22,291
Sales	52,074	3,457	15,673	8,120	79,324
Other	55	100	767	—	922
Total non-lease	64,540	11,349	18,528	8,120	102,537
Total revenues	$284,826	$45,449	$81,259	$8,120	$419,654

2025
Leasing	$212,735	$33,975	$55,401	$—	$302,111
Non-lease:
Rental related services	12,127	7,512	1,474	—	21,113
Sales	62,974	2,956	13,866	27,079	106,875
Other	70	169	694	—	933
Total non-lease	75,171	10,637	16,034	27,079	128,921
Total revenues	$287,906	$44,612	$71,435	$27,079	$431,032

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted-average number of shares of common stock for calculating basic earnings per share	24,479	24,611	24,547	24,592
Effect of potentially dilutive securities from equity-based compensation	15	7	32	28
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,494	24,618	24,579	24,620

There were 54,866 and 85,512 anti-dilutive securities excluded from the computation of diluted earnings per share for the six months ended June 30, 2026, and 2025, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, 1,750,000 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Number of shares repurchased	136,409	—	250,000	—
Aggregate purchase price (1)	$15,342	$—	$27,205	$—
Average price per repurchased share	$112.47	$—	$108.82	$—
1.
A one percent excise tax is imposed on "net repurchases" (certain purchases minus certain issuances) of common stock. The aggregate repurchase price and average price per repurchased share excludes excise tax, which totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively.

NOTE 6. INVENTORIES

The following table presents the carrying value of inventories:

(dollar amounts in thousands)	June 30,	December 31,
	2026	2025
Raw materials	$4,380	$3,904
Work-in-process	10,798	4,123
Total inventories	$15,178	$8,027

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
June 30, 2026
Customer relationships	6 to 11	5.7	$75,783	$(37,404)	$38,379
Non-compete agreements	5	1.9	10,916	(8,308)	2,608
Trade name	0.75 to 8	2.6	2,068	(1,596)	472
Total amortizing			88,767	(47,308)	41,459
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,938	$(47,308)	$41,630

December 31, 2025
Customer relationships	6 to 11	6.1	$75,734	$(33,243)	$42,491
Non-compete agreements	5	2.1	10,806	(7,351)	3,455
Trade name	0.75 to 8	3.3	2,000	(1,512)	488
Total amortizing			88,540	(42,106)	46,434
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(42,106)	$46,605

Goodwill consisted of the following:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	Enviroplex	Total
Balance at December 31, 2025	$319,574	$11,212	$1,798	$332,584
Goodwill acquired through business combinations	4,764	—	—	4,764
Balance at June 30, 2026	$324,338	$11,212	$1,798	$337,348

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2025, with no indicators of impairment. In addition, no impairment triggering events occurred during the three and six months ended June 30, 2026. For the six months ended June 30, 2026, goodwill increased $4.8 million from the acquisition of a regional provider of temporary and permanent modular space solutions. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense incurred during the six months ended June 30, 2026 and 2025, was $5.2 million for both periods. Based on the carrying values at June 30, 2026, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $5.0 million for the remainder of fiscal year 2026, $10.0 million in 2027, $8.7 million in 2028, $5.1 million in 2029, $3.4 million in 2030 and $3.1 million in 2031.

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

Summarized financial information for the six months ended June 30, 2026 and 2025, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)		Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Six Months Ended June 30,
2026
Revenues
Rental revenues		$164,618	$33,139	$60,784	$—	$258,541
Rental related services revenues		65,554	8,383	2,253	—	76,190
Sales		52,073	3,458	16,739	8,120	80,390
Other		2,581	469	1,483	—	4,533
Total revenues		284,826	45,449	81,259	8,120	419,654
Costs of Revenues
Depreciation of rental equipment		23,367	2,196	20,380	—	45,943
Rental related services		41,869	9,945	1,679	—	53,493
Other		50,023	4,373	12,210	—	66,606
Costs of sales		34,387	2,149	6,562	5,717	48,815
Total costs of revenues		149,646	18,663	40,831	5,717	214,857
Gross profit		135,180	26,786	40,428	2,403	204,797
Significant Segment Expenses [3]
Wages and benefits		29,807	7,990	5,964	2,618	46,379
Depreciation and amortization		7,053	1,000	82	217	8,352
Marketing and administrative expenses		10,679	3,741	2,925	1,361	18,706
Allocated corporate services [4]		24,434	3,952	7,202	—	35,588
Other segment items [5]		639	180	80	—	899
Total expenses		72,612	16,863	16,253	4,196	109,924
Income from operations		62,568	9,923	24,175	(1,793)	94,873
Interest expense (income) allocation		11,505	1,560	1,994	(1,445)	13,613
Foreign currency exchange loss		—	—	71	—	71
Income before provision for income taxes		51,063	8,362	22,110	(348)	81,187
Provision for income taxes		13,714	2,247	5,944	(95)	21,810
Net income (loss)		$37,349	$6,115	$16,166	$(253)	$59,377
Reconciliation of Segment Profit
Total segment gross profit						$204,797
Segment operating expenses, net						109,924
Other income, net [6]						(1,814)
Interest expense allocation						13,613
Foreign currency exchange loss						71
Provision for income taxes [6]	`					22,298
Income before provision for income taxes						$60,705
Other Selected Information
Rental equipment acquisitions		$86,024	$2,477	$42,914	—	$131,415
Accounts receivable, net (period end)		$189,256	$10,624	$29,474	$10,668	$240,022
Rental equipment, at cost (period end)		$1,565,877	$245,641	$358,872	—	$2,170,390
Rental equipment, net book value (period end)		$1,159,765	$217,583	$122,387	—	$1,499,735
Utilization (period end) [2]		70.6%	58.7%	68.9%
Average utilization [2]		70.1%	58.4%	66.9%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex [1]	Consolidated
Six Months Ended June 30,
2025
Revenues
Rental revenues	$160,404	$33,014	$52,680	$—	$246,098
Rental related services revenues	61,647	8,025	1,727	—	71,399
Sales	62,974	2,956	15,692	27,079	108,701
Other	2,881	617	1,336	—	4,834
Total revenues	287,906	44,612	71,435	27,079	431,032
Costs of Revenues
Depreciation of rental equipment	21,294	2,070	19,567	—	42,931
Rental related services	40,190	8,237	1,363	—	49,790
Other	44,802	3,445	10,924	—	59,171
Costs of sales	42,926	1,879	8,343	18,842	71,990
Total costs of revenues	149,212	15,631	40,197	18,842	223,882
Gross profit	138,694	28,981	31,238	8,237	207,150
Significant Segment Expenses [3]
Wages and benefits	29,734	6,933	5,810	2,411	44,888
Depreciation and amortization	7,101	749	35	204	8,089
Marketing and administrative expenses	9,598	3,352	2,678	1,173	16,801
Allocated corporate services [4]	23,949	3,742	6,139	—	33,830
Other segment items [5]	383	325	96	—	804
Total expenses	70,765	15,101	14,758	3,788	104,412
Income from operations	67,929	13,880	16,480	4,449	102,738
Interest expense (income) allocation	12,914	1,852	2,410	(1,222)	15,954
Foreign currency exchange gain	—	—	(86)	—	(86)
Income before provision for income taxes	55,015	12,028	14,156	5,671	86,870
Provision for income taxes	14,421	3,172	3,641	1,455	22,689
Net income	$40,594	$8,856	$10,515	$4,216	$64,181
Other Selected Information
Rental equipment acquisitions	$34,479	$618	$18,399	$—	$53,496
Accounts receivable, net (period end)	$177,549	$12,857	$23,085	$20,310	$233,801
Rental equipment, at cost (period end)	$1,443,314	$244,261	$333,171	$—	$2,020,746
Rental equipment, net book value (period end)	$1,071,846	$220,048	$101,788	$—	$1,393,682
Utilization (period end) [2]	73.1%	61.8%	64.8%
Average utilization [2]	74.2%	60.6%	63.0%

1.
Gross Enviroplex sales revenues were $11,025 and $27,079 for the six months ended June 30, 2026 and 2025, respectively. There were $2,905 of inter-segment sales to Mobile Modular in the six months ended June 30, 2026, which required elimination in consolidation. For the comparable 2025 period, there were no inter-segment sales which required elimination in consolidation.
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
6.
During the six months ended June 30, 2026, the Company sold a corporate property which resulted in a net gain on sale of $1,814, excluding taxes. The net gain on sale and the provision for income taxes attributed to the sale totaling $488, was not allocated to the Company's operating segments.

No single customer accounted for more than 10% of total revenues for the six months ended June 30, 2026 and 2025. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for the same periods.

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

In the six months ended June 30, 2026, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 63%, 10%, 27% and less than 1% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 63%, 14%, 16% and 7% for the same period in 2025.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 80% and 74% of consolidated revenues in the six months ended June 30, 2026 and 2025, respectively. Of the total rental operations revenues for the six months ended June 30, 2026, Mobile Modular, Portable Storage and TRS-RenTelco comprised 69%, 12% and 19%, respectively, compared to 70%, 13% and 17%, respectively, in the same period of 2025. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the six months ended June 30, 2026 and 2025, sales and other revenues of modular, container and electronic test equipment comprised approximately 20% and 26% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the six months ended June 30, 2026 and 2025, Mobile Modular and Enviroplex together comprised 74% and 82%, respectively, Portable Storage comprised 5% and 3%, respectively, and TRS-RenTelco comprised 21% and 15%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On June 3, 2026, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.495 per common share for the quarter ended June 30, 2026, an increase of 2% over the prior year’s comparable quarter.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to

Three Months Ended June 30, 2025

Overview

Consolidated revenues for the three months ended June 30, 2026, decreased 6% to $221.1 million from $235.6 million for the same period in 2025. Consolidated net income for the three months ended June 30, 2026, decreased 6% to $33.7 million from $36.0 million for the same period in 2025. Earnings per diluted share for the three months ended June 30, 2026, decreased 5% to $1.39, from $1.46 for the same period in 2025. The decrease in consolidated net income and earnings per diluted share during the period was primarily attributed to lower gross profit at Enviroplex, Mobile Modular and Portable Storage, partly offset by higher gross profit at TRS-RenTelco, a $1.8 million gain on sale of a corporate property, and lower interest expense incurred on outstanding debt obligations.

For the three months ended June 30, 2026, on a consolidated basis:

•
Gross profit decreased $2.8 million to $107.9 million in 2026. Mobile Modular’s gross profit decreased $2.8 million, or 4%, primarily due to lower gross profit on sales and rental revenues, partly offset by an increase in gross profit on rental related services revenues. Portable Storage's gross profit decreased $1.4 million, or 9%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $5.8 million, or 35%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit decreased $4.5 million, due to lower sales revenues in 2026.
•
Selling and administrative expenses increased $2.9 million, or 5%, to $56.4 million, primarily attributed to $1.9 million higher marketing and administrative expenses and $0.8 million higher employees' salaries and benefit costs.
•
Other income, net, increased $1.8 million due to the gain on sale of a corporate property in 2026.
•
Interest expense decreased $0.7 million, or 9%, to $7.1 million, which was primarily attributed to a lower effective interest rate in 2026 of 4.95%, compared to 5.56% for the same period in 2025, partly offset by $14.0 million higher average debt levels of the Company.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 61%, 10% and 29%, respectively, compared to 61%, 13% and 16%, respectively, for the comparable 2025 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was less than 1% in 2026, compared to 10% in 2025. The lower pre-tax income contribution from Enviroplex was primarily due to $15.3 million lower sales revenues in 2026.
•
The provision for income taxes resulted in an effective tax rate of 27.0% and 27.3%, for the quarters ended June 30, 2026 and 2025, respectively.
•
Adjusted EBITDA decreased $3.7 million, or 4%, to $82.8 million in 2026.

Mobile Modular

For the three months ended June 30, 2026, Mobile Modular’s total revenues decreased $5.6 million, or 4%, to $150.4 million compared to the same period in 2025, primarily due to lower sales revenues, partly offset by higher rental operations revenues. Higher gross profit on rental related services revenues and lower allocated interest expense, offset by lower gross profit on sales, rental, and other revenues, and higher selling and administrative expenses, resulted in a $3.0 million decrease in pre-tax income to $27.0 million for the three months ended June 30, 2026, from $30.0 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 6/30/26 compared to Three Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$83,181	$81,909	$1,272	2%
Rental related services	34,794	32,172	2,622	8%
Rental operations	117,975	114,081	3,894	3%
Sales	31,179	40,484	(9,305)	(23)%
Other	1,270	1,423	(153)	(11)%
Total revenues	150,424	155,988	(5,564)	(4)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,709	10,741	968	9%
Rental related services	22,134	20,450	1,684	8%
Other	26,052	23,990	2,062	9%
Total direct costs of rental operations	59,895	55,181	4,714	9%
Costs of sales	20,062	27,581	(7,519)	(27)%
Total costs of revenues	79,957	82,762	(2,805)	(3)%
Gross Profit
Rental	45,420	47,178	(1,758)	(4)%
Rental related services	12,660	11,722	938	8%
Rental operations	58,080	58,900	(820)	(1)%
Sales	11,117	12,903	(1,786)	(14)%
Other	1,270	1,423	(153)	(11)%
Total gross profit	70,467	73,226	(2,759)	(4)%
Expenses:
Selling and administrative expenses	37,448	36,777	671	2%
Income from operations	33,019	36,449	(3,430)	(9)%
Interest expense allocation	6,016	6,407	(391)	(6)%
Pre-tax income	$27,003	$30,042	$(3,039)	(10)%
Other Selected Information
Adjusted EBITDA	$50,740	$53,088	$(2,348)	(4)%
Average rental equipment [1]	$1,421,497	$1,300,787	$120,710	9%
Average rental equipment on rent	$996,249	$959,077	$37,172	4%
Average monthly total yield [2]	1.95%	2.10%		(7)%
Average utilization [3]	70.1%	73.7%		(5)%
Average monthly rental rate [4]	2.78%	2.85%		(2)%
Period end rental equipment [1]	$1,440,670	$1,315,405	$125,265	10%
Period end utilization [3]	70.6%	73.1%		(3)%
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

Mobile Modular’s gross profit for the three months ended June 30, 2026, decreased $2.8 million, or 4%, to $70.5 million. For the three months ended June 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $1.3 million, or 2%, due to 4% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 14% and 13% in 2026 and 2025, respectively, and other direct costs were 31% in 2026 and 29% in 2025, which resulted in gross margin percentages of 55% in 2026, compared to 58% in 2025. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $1.8 million, or 4%, to $45.4 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $2.6 million, or 8%, compared to 2025. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and installation revenues. The increase in rental related services revenues and comparable margin percentage of 36% in 2026, resulted in rental related services gross profit increasing $0.9 million, or 8%, to $12.7 million in 2026.
•
Gross Profit on Sales – Sales revenues decreased $9.3 million, or 23%, compared to 2025, primarily due to lower new equipment sales. The lower sales revenues and higher gross margin percentage of 36% in 2026, compared to 32% in 2025, resulted in gross profit on sales decreasing $1.8 million, or 14%, to $11.1 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended June 30, 2026, selling and administrative expenses increased $0.7 million, or 2%, to $37.4 million. The increase in selling and administrative expenses was primarily attributed to $1.1 million higher marketing and administrative expenses, partly offset by $0.3 million lower employees' salaries and benefit costs.

Portable Storage

For the three months ended June 30, 2026, Portable Storage’s total revenues increased $0.2 million, or 1%, to $23.5 million compared to the same period in 2025, primarily due to higher rental related services and sales revenues, partly offset by lower rental and other revenues. Lower gross profit on rental operations revenues and higher selling and administrative expenses, partly offset by higher gross profit on sales revenues and lower allocated interest expense, resulted in a decrease in pre-tax income of $2.2 million, or 34%, to $4.4 million in 2026.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 6/30/26 compared to Three Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$16,856	$16,939	$(83)	—
Rental related services	4,540	4,394	146	3%
Rental operations	21,396	21,333	63	—
Sales	1,853	1,712	141	8%
Other	270	301	(31)	(10)%
Total revenues	23,519	23,346	173	1%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,104	1,038	66	6%
Rental related services	5,352	4,304	1,048	24%
Other	2,265	1,918	347	18%
Total direct costs of rental operations	8,721	7,260	1,461	20%
Costs of sales	1,126	1,048	78	7%
Total costs of revenues	9,847	8,308	1,539	19%
Gross Profit (Loss)
Rental	13,487	13,983	(496)	(4)%
Rental related services	(812)	90	(902)	nm
Rental operations	12,675	14,073	(1,398)	(10)%
Sales	727	664	63	9%
Other	270	301	(31)	(10)%
Total gross profit	13,672	15,038	(1,366)	(9)%
Expenses:
Selling and administrative expenses	8,488	7,547	941	12%
Income from operations	5,184	7,491	(2,307)	(31)%
Interest expense allocation	807	882	(75)	(9)%
Pre-tax income	$4,377	$6,609	$(2,232)	(34)%
Other Selected Information
Adjusted EBITDA	$7,588	$9,834	$(2,246)	(23)%
Average rental equipment [1]	$242,947	$233,742	$9,205	4%
Average rental equipment on rent	$141,546	$142,896	$(1,350)	(1)%
Average monthly total yield [2]	2.31%	2.42%		(5)%
Average utilization [3]	58.3%	61.1%		(5)%
Average monthly rental rate [4]	3.97%	3.95%		1%
Period end rental equipment [1]	$242,973	$233,850	$9,123	4%
Period end utilization [3]	58.7%	61.8%		(5)%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended June 30, 2026, decreased $1.4 million, or 9%, to $13.7 million. For the three months ended June 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.1 million due to 1% lower average rental equipment on rent in 2026, partly offset by 1% higher average monthly rental rates. As a percentage of rental revenues, depreciation was 7% and 6% in 2026 and 2025, respectively, and other direct costs were 13% and 11% in 2026 and 2025, respectively, which resulted in gross margin percentage of 80% and 83% in 2026 and 2025, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.5 million, or 4%, to $13.5 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased 3% to $4.5 million in 2026. The gross margin on rental related services revenues was negative 18% in 2026, compared to 2% in 2025, primarily due to higher trucking related costs. The higher revenues coupled with lower gross margins in 2026 resulted in rental related services gross profit decreasing $0.9 million, when compared to 2025.
•
Gross Profit on Sales– Sales revenues increased 8% to $1.9 million in 2026. The higher sales revenues and comparable gross margin of 39% in 2026, resulted in a $0.1 million increase in gross profit on sales revenues in 2026. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended June 30, 2026, Portable Storage’s selling and administrative expenses increased $0.9 million, or 12%, to $8.5 million, primarily attributed to $0.5 million higher employees' salaries and benefit costs.

TRS-RenTelco

For the three months ended June 30, 2026, TRS-RenTelco’s total revenues increased $6.1 million, or 17%, to $42.6 million, compared to the same period in 2025, primarily due to higher rental operations and sales revenues. The total revenue increase, together with higher gross profit on rental operations and sales revenues and lower interest expense, partly offset by an increase in selling and administrative expenses, resulted in an increase in pre-tax income of $4.8 million, or 60%, to $12.8 million for the three months ended June 30, 2026, when compared to 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 6/30/26 compared to Three Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$31,843	$27,137	$4,706	17%
Rental related services	1,283	917	366	40%
Rental operations	33,126	28,054	5,072	18%
Sales	8,707	7,713	994	13%
Other	720	649	71	11%
Total revenues	42,553	36,416	6,137	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	10,415	9,647	768	8%
Rental related services	890	723	167	23%
Other	6,159	5,611	548	10%
Total direct costs of rental operations	17,464	15,981	1,483	9%
Costs of sales	2,926	4,072	(1,146)	(28)%
Total costs of revenues	20,390	20,053	337	2%
Gross Profit
Rental	15,269	11,879	3,390	29%
Rental related services	393	194	199	103%
Rental operations	15,662	12,073	3,589	30%
Sales	5,781	3,641	2,140	59%
Other	720	649	71	11%
Total gross profit	22,163	16,363	5,800	35%
Expenses:
Selling and administrative expenses	8,262	7,320	942	13%
Income from operations	13,901	9,043	4,858	54%
Interest expense allocation	1,051	1,133	(82)	(7)%
Foreign currency exchange loss (gain)	38	(81)	119	nm
Pre-tax income	$12,812	$7,991	$4,821	60%
Other Selected Information
Adjusted EBITDA	$24,993	$19,314	$5,679	29%
Average rental equipment [1]	$344,717	$330,532	$14,185	4%
Average rental equipment on rent	$234,723	$214,318	$20,405	10%
Average monthly total yield [2]	3.08%	2.74%		12%
Average utilization [3]	68.1%	64.8%		5%
Average monthly rental rate [4]	4.52%	4.22%		7%
Period end rental equipment [1]	$351,565	$330,535	$21,030	6%
Period end utilization [3]	68.9%	64.8%		6%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended June 30, 2026 increased $5.8 million, or 35%, to $22.2 million. For the three months ended June 30, 2026 compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $4.7 million, or 17%, depreciation expense increased $0.8 million, or 8%, and other direct costs increased by $0.5 million, or 10%, resulting in a $3.4 million, or 29% increase in gross profit on rental revenues to $15.3 million. As a percentage of rental revenues, depreciation was 33% and 36% in 2026 and 2025, respectively, and other direct costs were 19% and 21% in 2026 and 2025, respectively, which resulted in a gross margin percentage of 48% in 2026 compared to 44% in 2025.
•
Gross Profit on Sales – Sales revenues increased $1.0 million, or 13%, to $8.7 million in 2026. Gross profit on sales increased $2.1 million, or 59%, to $5.8 million, with a higher gross margin percentage of 66% in 2026, compared to 47% in 2025. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended June 30, 2026, selling and administrative expenses increased $0.9 million, or 13%, to $8.3 million, primarily attributed to $0.6 million higher allocated corporate expenses.

Six Months Ended June 30, 2026 Compared to

Six Months Ended June 30, 2025

Overview

Consolidated revenues for the six months ended June 30, 2026, decreased 6% to $419.7 million, from $431.0 million for the same period in 2025. Consolidated net income for the six months ended June 30, 2026, decreased 5% to $60.7 million, from $64.2 million for the same period in 2025. Earnings per diluted share for the six months ended June 30, 2026, decreased $0.14 to $2.47, compared to $2.61 for the same period in 2025. The decrease in consolidated net income during the current period was primarily attributed to lower gross profit on sales revenues and $5.5 million higher selling and administrative expenses, partly offset by higher gross profit on rental operations revenues, a $2.3 million reduction in interest expense incurred on outstanding debt obligations and a $1.8 million gain on sale of a corporate property.

For the six months ended June 30, 2026, on a consolidated basis:

•
Gross profit decreased $2.4 million, or 1%, to $204.8 million in 2026. Mobile Modular’s gross profit decreased $3.5 million, or 3%, largely due to lower gross profit on rental and sales revenues, partly offset by higher gross profit on rental related services revenues. Portable Storage's gross profit decreased $2.2 million, or 8%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $9.2 million, or 29%, primarily due to higher gross profit on rental operations and sales revenues. Enviroplex’s gross profit decreased $5.8 million due to lower sales revenues and comparable sales margins in 2026.
•
Selling and administrative expenses increased $5.5 million to $110.0 million, primarily due to $2.7 million higher marketing and administrative expenses and $2.6 million higher employees' salaries and benefit costs.
•
Other income, net, increased $1.8 million due to the gain on sale of a corporate property in 2026.
•
Interest expense decreased $2.3 million to $13.6 million, which was primarily attributed to $16.9 million lower average debt levels of the Company and a lower effective interest rate in 2026 of 4.96%, compared to 5.63% for the same period in 2025.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 63%, 10% and 27%, respectively, compared to 63%, 14% and 16%, respectively, for the comparable 2025 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was less than 1% in 2026, compared to 7% in 2025. The lower pre-tax income contribution from Enviroplex was primarily due to $19.0 million lower sales revenues in 2026.
•
The provision for income taxes resulted in an effective tax rate of 26.9% and 26.1%, for the six month periods ended June 30, 2026 and 2025, respectively.
•
Adjusted EBITDA decreased $4.1 million, or 3%, to $156.9 million for the six month period ended June 30, 2026.

Mobile Modular

For the six months ended June 30, 2026, Mobile Modular’s total revenues decreased $3.1 million, or 1%, to $284.8 million compared to the same period in 2025, primarily due to lower sales revenues, partly offset by higher rental operations revenues. The revenue decrease, together with lower gross profit on rental and sales revenues and higher selling and administrative expenses, partly offset by higher gross profit on rental related services revenues and a $1.4 million reduction in allocated interest expense, resulted in a $4.0 million decrease in pre-tax income to $51.1 million for the six months ended June 30, 2026, from $55.0 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Six Months Ended 6/30/26 compared to Six Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$164,618	$160,404	$4,214	3%
Rental related services	65,554	61,647	3,907	6%
Rental operations	230,171	222,051	8,120	4%
Sales	52,073	62,974	(10,901)	(17)%
Other	2,581	2,881	(300)	(10)%
Total revenues	284,826	287,906	(3,080)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	23,367	21,294	2,073	10%
Rental related services	41,869	40,190	1,679	4%
Other	50,023	44,802	5,221	12%
Total direct costs of rental operations	115,259	106,286	8,973	8%
Costs of sales	34,387	42,926	(8,539)	(20)%
Total costs of revenues	149,646	149,212	434	0%
Gross Profit
Rental	91,228	94,308	(3,080)	(3)%
Rental related services	23,685	21,457	2,228	10%
Rental operations	114,913	115,765	(852)	(1)%
Sales	17,686	20,048	(2,362)	(12)%
Other	2,581	2,881	(300)	(10)%
Total gross profit	135,180	138,694	(3,514)	(3)%
Expenses:
Selling and administrative expenses	72,612	70,765	1,847	3%
Income from operations	62,568	67,929	(5,361)	(8)%
Interest expense allocation	11,505	12,914	(1,409)	(11)%
Pre-tax income	$51,063	$55,015	$(3,952)	(7)%
Other Selected Information
Adjusted EBITDA	$97,923	$100,719	$(2,796)	(3)%
Average rental equipment [1]	$1,403,928	$1,292,797	$111,131	9%
Average rental equipment on rent	$983,964	$958,731	$25,233	3%
Average monthly total yield [2]	1.95%	2.07%		(6)%
Average utilization [3]	70.1%	74.2%		(5)%
Average monthly rental rate [4]	2.79%	2.79%		—
Period end rental equipment [1]	$1,440,670	$1,315,405	$125,265	10%
Period end utilization [3]	70.6%	73.1%		(3)%
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

Mobile Modular’s gross profit for the six months ended June 30, 2026, decreased $3.5 million, or 3%, to $135.2 million. For the six months ended June 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $4.2 million, or 3%, due to 3% higher average rental equipment on rent and comparable average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 14% and 13% in 2026 and 2025, respectively, and other direct costs were 30% in 2026 and 28% in 2025, which resulted in gross margin percentages of 55% and 59% in 2026 and 2025, respectively. The higher rental revenues offset by lower rental margins, resulted in gross profit on rental revenues decreasing $3.1 million, or 3%, to $91.2 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $3.9 million, or 6%, compared to 2025. The increase in rental related services revenues was primarily attributable to higher delivery, return delivery and dismantle revenues. The increase in revenues and higher gross margin percentage of 36% in 2026, compared to 35% in 2025, resulted in rental related services gross profit increasing $2.2 million, or 10%, to $23.7 million in 2026.
•
Gross Profit on Sales – Sales revenues decreased $10.9 million, or 17%, compared to 2025, primarily due to lower new equipment sales. The higher gross margin percentage of 34% in 2026 compared to 32% in 2025, together with lower sales revenue, resulted in gross profit on sales decreasing $2.4 million, or 12%, to $17.7 million. The higher gross margin on sales in 2026 was primarily due to a higher mix of used versus new sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the six months ended June 30, 2026, selling and administrative expenses increased $1.8 million, or 3%, to $72.6 million, primarily due to a $1.3 million higher marketing and administrative expenses and $0.5 million higher allocated corporate expenses.

Portable Storage

For the six months ended June 30, 2026, Portable Storage’s total revenues increased $0.8 million, or 2%, to $45.4 million compared to the same period in 2025, primarily due to higher sales and rental operations revenues. Lower gross profit on rental operations revenues and higher selling and administrative expenses, partly offset by $0.3 million lower allocated interest expense and higher gross profit on sales revenues, resulted in a decrease in pre-tax income of $3.7 million, or 30%, to $8.4 million in 2026.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Six Months Ended 6/30/26 compared to Six Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$33,139	$33,014	$125	0%
Rental related services	8,383	8,025	358	4%
Rental operations	41,522	41,039	483	1%
Sales	3,458	2,956	502	17%
Other	469	617	(148)	(24)%
Total revenues	45,449	44,612	837	2%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	2,196	2,070	126	6%
Rental related services	9,945	8,237	1,708	21%
Other	4,373	3,445	928	27%
Total direct costs of rental operations	16,514	13,752	2,762	20%
Costs of sales	2,149	1,879	270	14%
Total costs of revenues	18,663	15,631	3,032	19%
Gross Profit (Loss)
Rental	26,570	27,499	(929)	(3)%
Rental related services	(1,562)	(212)	(1,350)	nm
Rental operations	25,008	27,287	(2,279)	(8)%
Sales	1,309	1,077	232	22%
Other	469	617	(148)	(24)%
Total gross profit	26,786	28,981	(2,195)	(8)%
Expenses:
Selling and administrative expenses	16,863	15,101	1,762	12%
Income from operations	9,923	13,880	(3,957)	(29)%
Interest expense allocation	1,560	1,852	(292)	(16)%
Pre-tax income	$8,363	$12,028	$(3,665)	(30)%
Other Selected Information
Adjusted EBITDA	$14,728	$18,421	$(3,693)	(20)%
Average rental equipment [1]	$242,855	$233,501	$9,354	4%
Average rental equipment on rent	$141,784	$141,528	$256	0%
Average monthly total yield [2]	2.27%	2.36%		(4)%
Average utilization [3]	58.4%	60.6%		(4)%
Average monthly rental rate [4]	3.90%	3.89%		0%
Period end rental equipment [1]	$242,973	$233,850	$9,123	4%
Period end utilization [3]	58.7%	61.8%		(5)%
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

nm = Not meaningful

Portable Storage’s gross profit for the six months ended June 30, 2026, decreased $2.2 million, or 8%, to $26.8 million. For the six months ended June 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $0.1 million, due to comparable average monthly rental rates and average rental equipment on rent in 2026. As a percentage of rental revenues, depreciation was 7% and 6% in 2026 and 2025, respectively, and other direct costs were 13% and 10% in 2026 and 2025, respectively, which resulted in gross margin percentage of 80% and 83% in 2026 and 2025, respectively. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.9 million, or 3%, to $26.6 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues was $8.4 million, an increase of $0.4 million compared to 2025. The gross margin on rental related services revenues was negative 19% in 2026, compared to negative 3% in 2025. The lower revenues coupled with lower gross margins in 2026 due to higher trucking costs, resulted in rental related services gross profit decreasing $1.4 million, when compared to 2025.
•
Gross Profit on Sales– Sales revenues increased $0.5 million, primarily due to higher new and used equipment sales. The higher sales revenues and higher gross margins of 38% in 2026, compared to 36% in 2025, resulted in sales gross profit increasing $0.2 million, or 21%, to $1.3 million in 2026. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the six months ended June 30, 2026, Portable Storage’s selling and administrative expenses increased $1.8 million, or 12%, to $16.9 million, primarily attributed $1.1 million higher employees' salaries and benefit costs and $0.3 million higher marketing and administrative expenses.

TRS-RenTelco

For the six months ended June 30, 2026, TRS-RenTelco’s total revenues increased $9.8 million, or 14%, to $81.3 million, compared to the same period in 2025, primarily due to higher rental operations and sales revenues. Higher gross profit on rental operations and sales revenues and $0.4 million lower allocated interest expense, partly offset by $1.5 million higher selling and administrative expenses, resulted in a $8.0 million, or 56%, increase in pre-tax income to $22.1 million for the six months ended June 30, 2026, from $14.2 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Six Months Ended 6/30/26 compared to Six Months Ended 6/30/25 (Unaudited)

(dollar amounts in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$60,784	$52,680	$8,104	15%
Rental related services	2,253	1,727	526	30%
Rental operations	63,037	54,407	8,630	16%
Sales	16,739	15,692	1,047	7%
Other	1,483	1,336	147	11%
Total revenues	81,259	71,435	9,824	14%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	20,380	19,567	813	4%
Rental related services	1,679	1,363	316	23%
Other	12,210	10,924	1,286	12%
Total direct costs of rental operations	34,269	31,854	2,415	8%
Costs of sales	6,562	8,343	(1,781)	(21)%
Total costs of revenues	40,831	40,197	634	2%
Gross Profit
Rental	28,194	22,189	6,005	27%
Rental related services	574	364	210	58%
Rental operations	28,768	22,553	6,215	28%
Sales	10,177	7,349	2,828	38%
Other	1,483	1,336	147	11%
Total gross profit	40,428	31,238	9,190	29%
Expenses:
Selling and administrative expenses	16,253	14,758	1,495	10%
Income from operations	24,175	16,480	7,695	47%
Interest expense allocation	1,994	2,410	(416)	(17)%
Foreign currency exchange loss (gain)	71	(86)	157	nm
Pre-tax income	$22,110	$14,156	$7,954	56%
Other Selected Information
Adjusted EBITDA	$45,849	$37,248	$8,601	23%
Average rental equipment [1]	$339,564	$334,607	$4,957	1%
Average rental equipment on rent	$227,309	$210,718	$16,591	8%
Average monthly total yield [2]	2.98%	2.62%		14%
Average utilization [3]	66.9%	63.0%		6%
Average monthly rental rate [4]	4.46%	4.17%		7%
Period end rental equipment [1]	$351,565	$330,535	$21,030	6%
Period end utilization [3]	68.9%	64.8%		6%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the six months ended June 30, 2026 increased $9.2 million, or 29%, to $40.4 million. For the six months ended June 30, 2026 compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $8.1 million, or 15%, depreciation expense increased $0.8 million, or 4%, and other direct costs increased by $1.3 million, or 12%, resulting in a 27% increase in gross profit on rental revenues to $28.2 million. As a percentage of rental revenues, depreciation was 34% and 37% in 2026 and 2025, respectively, and other direct costs were 20% and 21%, in 2026 and 2025, respectively, which resulted in a gross margin percentage of 46% and 42% in 2026 and 2025, respectively. The increase in rental revenues was primarily due to a 8% increase in average rental equipment on rent and 7% higher average monthly rental rates in 2026, as compared to 2025.
•
Gross Profit on Sales – Sales revenues increased $1.0 million, or 7%, to $16.7 million in 2026. Gross profit on sales was $10.2 million, an increase of $2.8 million, or 38%, compared to 2025, with a higher gross margin percentage of 61% in 2026, compared to 47% in 2025. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the six months ended June 30, 2026, selling and administrative expenses increased $1.5 million, or 10%, to $16.3 million. The increase was primarily attributed to $1.1 million higher allocated corporate expenses when compared to 2025.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Net income	$33,671	$35,973	$60,704	$64,182	$152,830	$252,448
Provision for income taxes	12,462	13,484	22,298	22,689	56,382	89,202
Interest expense	7,112	7,795	13,613	15,954	28,281	37,454
Depreciation and amortization	28,456	26,339	56,280	52,739	110,610	106,063
EBITDA	81,701	83,591	152,895	155,564	348,103	485,167
Share-based compensation	2,857	2,779	5,679	5,322	11,582	10,268
Transaction costs [3]	53	155	164	155	475	41,593
Other income, net [4]	(1,814)	—	(1,814)	—	(1,814)	—
Gain on merger termination from WillScot Mobile Mini [5]	—	—	—	—	—	(180,000)
Adjusted EBITDA [1]	$82,797	$86,525	$156,924	$161,041	$358,348	$357,028
Adjusted EBITDA margin [2]	37%	37%	37%	37%	38%	38%

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
5.
The gain on merger termination from WillScot Mobile Mini was considered a non-operating transaction and is excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Net cash provided by operating activities	$63,326	$55,812	$105,692	$109,694	$251,683	$345,440
Change in certain assets and liabilities:
Accounts receivable, net	17,780	24,919	8,011	14,459	6,075	16,422
Inventories, prepaid expenses and other assets	30,691	11,427	40,729	3,263	34,062	2,193
Accounts payable and accrued liabilities	(39,736)	(20,522)	(18,784)	10,266	(15,147)	(137,663)
Deferred income	(24,781)	(8,050)	(29,721)	(15,124)	(14,925)	9,664
Amortization of debt issuance costs	(1)	(22)	(5)	(45)	(166)	(107)
Foreign currency exchange (loss) gain	(38)	81	(71)	86	(77)	34
Gain on sale of used rental equipment	11,103	10,281	18,035	16,674	45,552	36,222
Income taxes paid, net of refunds received	19,505	5,762	19,780	5,786	24,110	46,909
Interest paid	4,948	6,837	13,258	15,982	27,181	37,912
Adjusted EBITDA [1]	$82,797	$86,525	$156,924	$161,041	$358,348	$357,028

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D, E, F and G Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2026, the actual ratio was 3.93 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2026, the actual ratio was 1.65 to 1.

At June 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the six months ended June 30, 2026 compared to the same period in 2025 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $105.7 million in 2026, compared to $109.7 million in 2025. The $4.0 million decrease in net cash provided by operating activities was primarily attributable to $28.3 million lower cash provided from prepaid expenses and other assets, a result of the timing of cash payments made and expense recognition during the period. Further, the Company's deferred income provided for $14.6 million higher cash flows in 2026, a result of the timing of customer billings, cash proceeds received and recognition of revenue. Lastly, accrued expenses provided for a $12.7 million increase to cash flows in 2026, primarily attributed to an increase in accrued leased real estate related expenses.

Cash Flows from Investing Activities: Net cash used in investing activities was $118.4 million in 2026, up from $61.6 million in 2025. The $56.8 million increase in net cash used was primarily due to $73.8 million higher rental equipment purchases when compared to the previous year, a result of customer demand. Further, the Company had $12.3 million lower cash paid for the acquisition of businesses during the current period, which partly offset the increase in net cash used.

Cash Flows from Financing Activities: Net cash provided by financing activities was $16.8 million in 2026, compared to $47.4 million in net cash used during 2025. The $64.2 million change was largely attributed to increased borrowings under bank lines of credit, primarily the result of higher rental equipment investment, the $60.0 million principal payment of Series E senior notes, $27.5 million in repurchases of common stock during the period and $24.7 million of dividend payments, when compared to 2025.

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

Unsecured Revolving Lines of Credit

On May 8, 2026, the Company entered into an amended and restated credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and lender, and other lenders named therein (the “Credit Facility”). The Credit Facility provides for a $725.0 million unsecured revolving credit facility (which may be further increased to $950.0 million, which includes a $40.0 million sublimit for the issuance of standby letters of credit and a $20.0 million sublimit for swingline loans. The proceeds of the Credit Facility are available to be used for general corporate purposes, including permitted acquisitions. The Credit Facility permits the Company’s existing indebtedness to remain, which includes the Company’s $20.0 million Treasury Sweep Note due July 15, 2027, the Company’s existing senior notes issued pursuant to the Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc., dated as of June 8, 2023 (as amended): (i) the $40.0 million aggregate outstanding principal of notes issued March 17, 2021 and due March 17, 2028, and (ii) the $60.0 million aggregate outstanding principal of notes issued June 16, 2021 and due June 16, 2026, and (iii) the $75.0 million aggregate outstanding principal of notes issued September 27, 2023 and due September 27, 2030, and (iv) the $75.0 million aggregate outstanding principal of notes issued September 8, 2025 and due September 8, 2032. In addition, the Company may incur additional senior note indebtedness in an aggregate amount not to exceed $350.0 million. The Credit Facility matures on May 8, 2031, and replaced the Company’s prior $650.0 million credit facility dated July 15, 2022 with Bank of America, N.A., as agent, as amended. All obligations outstanding under the prior credit facility as of the date of the Credit Facility were refinanced by the Credit Facility on May 8, 2026.

On May 20, 2026, the Company entered into an amended and restated Credit Facility Letter Agreement and a Credit Line Note in favor of U.S. Bank, N.A., which provides for a $20.0 million line of credit facility related to its cash management services (“Sweep Service Facility”). The Sweep Service Facility matures on the earlier of May 20, 2031, or the date the Company ceases to utilize U.S. Bank, N.A. for its cash management services. The Sweep Service Facility replaced the Company’s prior $20.0 million sweep service facility, dated as of August 19, 2022.

At June 30, 2026, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $725.0 million of which $399.9 million was outstanding and had capacity to borrow up to an additional $325.1 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2026, the actual ratio was 3.93 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At June 30, 2026, the actual ratio was 1.65 to 1.

At June 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Note Purchase and Private Shelf Agreement

On June 8, 2023, the Company entered into a Second Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”) with PGIM, Inc. (“PGIM”) and the holders of Series D and Series E Notes previously issued pursuant to the Prior NPA. The Note Purchase Agreement amended and restated, and superseded in its entirety, the Prior NPA. Pursuant to the Prior NPA, the Company issued (i) $40.0 million aggregate principal amount of its 2.57% Series D Senior Notes, due March 17, 2028, and (ii) $60.0 million aggregate principal amount of its 2.35% Series E Senior Notes, paid in full on June 16, 2026, to which the terms of the Note Purchase Agreement applied.

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

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At June 30, 2026, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At June 30, 2026, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At June 30, 2026, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes were an unsecured obligation of the Company and bore an interest at a rate of 2.35% per annum and matured on June 16, 2026. Interest on the Series E Senior Notes was payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance was due when the note matured on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At June 30, 2026, the principal balance under the Series E Senior Notes was paid in full.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D, E, F and G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At June 30, 2026, the actual ratio was 3.93 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At June 30, 2026, the actual ratio was 1.65 to 1.

At June 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Although no assurance can be given, the Company believes it will continue to be able to negotiate general bank lines of credit and issue senior notes adequate to meet capital requirements not otherwise met by operational cash flows and proceeds from sales of rental equipment.

Contractual Obligations and Commitments

We believe that our contractual obligations and commitments have not changed materially from those included in our 2025 Annual Report.

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the six month period ended June 30, 2026. Refer to our 2025 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2025 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

During the six months ended June 30, 2026, the Company repurchased 250,000 shares of common stock under a Rule 10b5-1 trading plan established on March 12, 2026, pursuant to an authorization under the Repurchase Plan (as defined below) for an aggregate repurchase price of $27.2 million, or an average price of $108.82 per share. The aggregate repurchase price and weighted average price per repurchased share excludes a 1% excise tax, which totaled $0.3 million for the six months ended June 30, 2026. The table below sets forth the information with respect to repurchases of our common stock during the six months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	2,000,000
February 1 - February 28	—	—	—	—
March 1- March 31	113,591	$104.44	113,591	(113,591)
April 1 - April 30	—	—	—	—
May 1 - May 31	136,409	$112.47	136,409	(136,409)
June 1 - June 30	—	—	—	—
Total	$250,000	$108.82	250,000	1,750,000
1.
The number represents the total number of shares of the Company's common stock that remain available for repurchase as of June 30, 2026, pursuant to the Company's Board of Directors' authorization.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the

"Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of June 30, 2026, 1,750,000 shares were authorized for repurchase under the Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no Company director or Section 16 officer adopted, modified or terminated a 10b5-1 plan or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits

2.1

Third Amended and Restated Credit Agreement, dated May 8, 2026, by and among the Company, Bank of America, N.A., U.S. Bank, N.A., Wells Fargo Bank, N.A., and other lenders set forth therein (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 11, 2026).

4.1	Amended and Restated Credit Facility Letter Agreement, dated as of May 20, 2026, between the Company and U.S. Bank, N.A.

4.2	Amended and Restated Credit Line Note, dated as of May 20, 2026, in favor of U.S. Bank, N.A.

15.1	Awareness Letter From Grant Thornton LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2026	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer