Form 10-Q
period 2026-09-30
MCGRATH RENTCORP
filed 2026-10-28
CIK 752714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 27, 2026, 24,364,345 shares of Registrant’s Common Stock were outstanding.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

McGrath RentCorp

Results of review of interim financial statements

We have reviewed the accompanying condensed consolidated balance sheet of McGrath RentCorp (a California corporation) and subsidiaries (the “Company”) and the related condensed consolidated statements of income, shareholders’ equity, and cash flows as of September 30, 2026 and for the three-month and nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Francisco, California

October 28, 2026

MCGRATH RENTCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rental	$139,057	$128,488	$397,598	$374,586
Rental related services	50,418	49,622	126,608	121,021
Rental operations	189,475	178,110	524,206	495,607
Sales	82,898	76,058	163,288	184,759
Other	2,233	2,275	6,766	7,109
Total revenues	274,606	256,443	694,260	687,475
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	24,534	21,868	70,477	64,799
Rental related services	36,229	35,422	89,722	85,212
Other	34,931	32,308	101,537	91,479
Total direct costs of rental operations	95,694	89,598	261,736	241,490
Costs of sales	48,038	47,588	96,853	119,578
Total costs of revenues	143,732	137,186	358,589	361,068
Gross profit	130,874	119,257	335,671	326,407
Expenses:
Selling and administrative expenses	56,935	52,540	166,859	156,952
Other income, net	—	—	(1,814)	—
Income from operations	73,939	66,717	170,626	169,455
Interest expense	7,965	8,177	21,578	24,130
Foreign currency exchange loss (gain)	6	32	77	(54)
Income before provision for income taxes	65,968	58,508	148,971	145,379
Provision for income taxes	17,165	16,211	39,463	38,900
Net income	48,803	42,297	109,508	106,479
Earnings per share:
Basic	$2.00	$1.72	$4.47	$4.33
Diluted	$2.00	$1.72	$4.46	$4.32
Shares used in per share calculation:
Basic	24,413	24,612	24,502	24,598
Diluted	24,451	24,644	24,536	24,628
Cash dividends declared per share	$0.495	$0.485	$1.485	$1.455

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
(in thousands)	2026	2025
Assets
Cash	$1,038	$295
Accounts receivable, net of allowance for credit losses of $2,400 at September 30, 2026 and $2,866 at December 31, 2025	244,850	231,865
Rental equipment, at cost:
Relocatable modular buildings	1,607,898	1,485,794
Portable storage containers	245,917	245,141
Electronic test equipment	389,141	337,100
	2,242,956	2,068,035
Less: accumulated depreciation	(685,814)	(647,137)
Rental equipment, net	1,557,142	1,420,898
Property, plant and equipment, net	263,680	233,492
Inventories	9,589	8,027
Prepaid expenses and other assets	123,036	83,351
Intangible assets, net	39,120	46,605
Goodwill	337,362	332,584
Total assets	$2,575,817	$2,357,117
Liabilities and Shareholders' Equity
Liabilities:
Notes payable	$618,257	$514,924
Accounts payable	69,232	66,233
Accrued liabilities	133,903	114,764
Deferred income	145,148	110,593
Deferred income taxes, net	331,170	313,580
Total liabilities	1,297,710	1,120,094
Shareholders’ equity:
Common stock, no par value - Authorized 40,000 shares
Issued and outstanding - 24,364 shares as of September 30, 2026 and 24,612 shares as of December 31, 2025	122,626	121,785
Retained earnings	1,155,481	1,115,238
Total shareholders’ equity	1,278,107	1,237,023
Total liabilities and shareholders’ equity	$2,575,817	$2,357,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2025	24,612	$121,785	$1,115,238	$1,237,023
Net income	—	—	27,033	27,033
Share-based compensation	—	2,823	—	2,823
Common stock issued under stock plans, net of shares withheld for employee taxes	59	—	—	—
Common stock repurchased	(114)	(543)	(11,372)	(11,915)
Taxes paid related to net share settlement of stock awards	—	(5,955)	—	(5,955)
Dividends accrued of $0.495 per share	—	—	(12,265)	(12,265)
Balance at March 31, 2026	24,557	$118,110	$1,118,634	$1,236,744
Net income	—	—	33,672	33,672
Share-based compensation	—	2,856	—	2,856
Common stock issued under stock plans, net of shares withheld for employee taxes	5	—	—	—
Common stock repurchased	(136)	(661)	(14,880)	(15,541)
Taxes paid related to net share settlement of stock awards	—	(77)	—	(77)
Dividends accrued of $0.495 per share	—	—	(12,195)	(12,195)
Balance at June 30, 2026	24,426	$120,228	$1,125,231	$1,245,459
Net income	—	—	48,803	48,803
Share-based compensation	—	2,772	—	2,772
Common stock issued under stock plans, net of shares withheld for employee taxes	—	—	—	—
Common stock repurchased	(62)	(374)	(6,371)	(6,745)
Taxes paid related to net share settlement of stock awards	—	—	—	—
Dividends accrued of $0.495 per share	—	—	(12,182)	(12,182)
Balance at September 30, 2026	24,364	$122,626	$1,155,481	$1,278,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Retained	Total Shareholders’
(in thousands, except per share amounts)	Shares	Amount	Earnings	Equity
Balance at December 31, 2024	24,551	$116,253	$1,007,115	$1,123,368
Net income	—	—	28,209	28,209
Share-based compensation	—	2,544	—	2,544
Common stock issued under stock plans, net of shares withheld for employee taxes	55	—	—	—
Taxes paid related to net share settlement of stock awards	—	(5,616)	—	(5,616)
Dividends accrued of $0.485 per share	—	—	(12,094)	(12,094)
Balance at March 31, 2025	24,606	$113,181	$1,023,230	$1,136,411
Net income	—	—	35,973	35,973
Share-based compensation	—	2,778	—	2,778
Common stock issued under stock plans, net of shares withheld for employee taxes	6	—	—	—
Taxes paid related to net share settlement of stock awards	—	(68)	—	(68)
Dividends accrued of $0.485 per share	—	—	(11,933)	(11,933)
Balance at June 30, 2025	24,612	$115,891	$1,047,270	$1,163,161
Net income	—	—	42,297	42,297
Share-based compensation	—	2,766	—	2,766
Common stock issued under stock plans, net of shares withheld for employee taxes	—	—	—	—
Taxes paid related to net share settlement of stock awards	—	(9)	—	(9)
Dividends accrued of $0.485 per share	—	—	(12,009)	(12,009)
Balance at September 30, 2025	24,612	$118,648	$1,077,558	$1,196,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

McGrath RentCorp

CONDENSED Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$109,508	$106,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,973	79,717
Deferred income taxes	15,645	22,918
Provision for credit losses	853	1,266
Share-based compensation	8,451	8,088
Gain on sale of property, plant and equipment	(1,814)	—
Gain on sale of used rental equipment	(32,749)	(30,188)
Foreign currency exchange loss (gain)	77	(54)
Amortization of debt issuance costs	6	204
Change in:
Accounts receivable	(13,692)	(23,270)
Inventories	(1,562)	882
Prepaid expenses and other assets	(39,614)	(1,884)
Accounts payable	(5,348)	(8,041)
Accrued liabilities	17,682	(1,854)
Deferred income	34,555	20,502
Net cash provided by operating activities	177,971	174,765
Cash Flows from Investing Activities:
Purchases of rental equipment	(218,745)	(91,516)
Purchases of property, plant and equipment	(37,969)	(33,235)
Cash paid for acquisition of businesses, net of cash received	(9,538)	(21,947)
Proceeds from sales of used rental equipment	59,969	58,647
Proceeds from sales of property, plant and equipment	2,750	—
Net cash used in investing activities	(203,533)	(88,051)
Cash Flows from Financing Activities:
Net borrowings (payments) under bank lines of credit	163,326	(40,612)
Principal payment of term note agreement	—	(73,000)
Borrowings under Series G senior notes	—	75,000
Principal payment of Series E senior notes	(60,000)	—
Repurchase of common stock	(34,223)	—
Taxes paid related to net share settlement of stock awards	(6,032)	(5,693)
Payment of dividends	(36,766)	(35,960)
Net cash provided by (used in) financing activities	26,305	(80,265)
Net increase in cash	743	6,449
Cash balance, beginning of period	295	807
Cash balance, end of period	$1,038	$7,256
Supplemental Disclosure of Cash Flow Information:
Interest paid, during the period	$23,419	$24,869
Net income taxes paid, during the period	$27,895	$6,537
Dividends accrued during the period, not yet paid	$12,617	$12,535
Rental equipment acquisitions, not yet paid	$19,889	$8,459
Business acquisition payments withheld	$1,110	$1,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCGRATH RENTCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025 have not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals, consolidating and eliminating entries) necessary for the fair presentation of the consolidated financial position, results of operations and cash flows of McGrath RentCorp (the “Company”) have been made. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The consolidated results for the three and nine months ended September 30, 2026, should not be considered as necessarily indicative of the consolidated results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K, filed with the SEC on February 25, 2026 for the year ended December 31, 2025 (the “2025 Annual Report”).

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025‑12, Codification Improvements, as part of its ongoing initiative to make incremental improvements to the Accounting Standards Codification. The amendments address a broad range of Topics and include technical corrections, clarifications, and other minor improvements intended to enhance the usability and consistency of U.S. GAAP. The amendments are not expected to significantly affect current accounting practice or result in significant implementation costs for most entities. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements including its financial position, results of operations, or cash flows

In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements, which clarifies and reorganizes the guidance in Topic 270 to improve navigability and consistency in interim reporting. The amendments clarify which entities are subject to Topic 270, specify the form and content of interim financial statements and accompanying notes, and provide a comprehensive list of required interim disclosures. The ASU also introduces a disclosure principle requiring entities to disclose events and changes since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are not intended to change the fundamental nature of interim reporting or significantly expand or reduce existing interim disclosure requirements, but rather to clarify existing guidance. For public business entities, the amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements including its financial position, results of operations, or cash flows

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes and clarifies the accounting for internal-use-software development costs to better reflect current software development practices, including agile and iterative methodologies. The amendments remove the existing development-stage model and establish a new principles-based capitalization framework. Under the updated guidance, software development costs are capitalized only when both of the following conditions are met: management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose (the "probable-to-complete" threshold). This ASU also supersedes Subtopic 350-50 and consolidates all website development guidance into Subtopic 350-40. This ASU is effective for fiscal years beginning after December 15, 2027, including subsequent interim periods. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements including its financial position, results of operations, or cash flows

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU amends ASC 326‑20 to provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments permit entities to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses, thereby eliminating the requirement to develop reasonable and supportable forecasts for such assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements including its financial position, results of operations, or cash flows

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires incremental disclosures about specific expense categories, including but not limited to, employee compensation, depreciation, intangible asset amortization, selling expenses and purchases of inventory. This ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the financial statement impact of this ASU.

In October 2023, the FASB issued ASU No. 2023‑06, Disclosure Improvements, which incorporates certain disclosure and presentation requirements previously included in SEC Regulations S‑X and S‑K into the FASB Accounting Standards Codification. The amendments are intended to clarify or improve disclosure requirements and enhance consistency between U.S. GAAP and SEC reporting requirements. The amendments affect a variety of Topics and primarily relate to disclosures, including, but not limited to, cash flow statement presentation, commitments, debt, equity, and other financial statement disclosures. The amendments do not change recognition or measurement guidance. The effective date of each amendment is contingent upon the removal of the related disclosure requirement from the applicable SEC regulations. Early adoption is permitted once the amendments become effective. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements including its financial position, results of operations, or cash flows

NOTE 3. BUSINESS COMBINATIONS

During the quarter ended June 30, 2026, the Company completed the acquisition of a regional provider of temporary and permanent modular space solutions for a total purchase price of $11.3 million, subject to a holdback payment of $1.1 million. The preliminary purchase price allocation was $7.0 million to the fair value of rental equipment acquired, $0.2 million to intangible assets, $4.8 million to goodwill, less acquired net working capital and deferred income taxes. The acquisition expanded the Mobile Modular operations in the mid-west region of the United States. The acquisition was accounted for as a purchase of a “business” in accordance with criteria in ASC 805, Business Combinations ("ASC 805"), using the purchase method of accounting.  Incremental transaction costs totaled $0.3 million for the nine months ended September 30, 2026.

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

Revenue from contracts that satisfy the criteria for over time recognition are recognized as work is performed by using the ratio of costs incurred to estimated total contract costs for each contract. The majority of revenue for these contracts is derived from long-term projects which typically span multiple quarters. The timing of revenue recognition, billings, and cash collections results in billed contract receivables and contract assets on the Company's Consolidated Balance Sheets. In the Company’s contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billings can occur subsequent to revenue recognition, resulting in contract assets, or in advance, resulting in contract liabilities. These contract assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. The contract liabilities included in Deferred income on the Company’s Consolidated Balance Sheets totaled $49.2 million and $34.3 million at September 30, 2026 and December 31, 2025, respectively. Sales revenues totaling $8.6 million and $24.1 million were recognized during the three and nine months ended September 30, 2026, which were included in the contract liability balance at December 31, 2025. For certain modular building sales, the customer retains a small portion of the contract price until full completion of the contract, or revenue is recognizable prior to customer billing, which results in revenue earned in excess of billings. These unbilled contract assets are included in Accounts receivable on the Company’s Consolidated Balance Sheets and totaled $6.5 million and $10.9 million at September 30, 2026 and December 31, 2025, respectively. The Company did not recognize any material contract asset impairments during the periods ended September 30, 2026 and December 31, 2025, respectively.

The Company has uncompleted contracts with customers that have unsatisfied or partially satisfied performance obligations. These contracts are recognized over time and at a point in time. The Company has elected the practical expedient within Topic 606 and does not disclose information related to remaining performance obligations for contracts recognized with an original expected duration of one year or less. For the three and nine month periods ended September 30, 2026, $89.9 million and $167.5 million of revenue was recognized for sales and non-lease services transferred at a point in time, respectively, and $12.5 million and $37.5 million of revenue was recognized for sales and non-lease services transferred over time, respectively.

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

Lease Revenues

Rental revenues from operating leases are recognized on a straight-line basis over the term of the lease for all operating segments. Rental billings for periods extending beyond period end are recorded as deferred income and are recognized in the period earned. Rental related services revenues are primarily associated with relocatable modular buildings. For modular building leases, rental related services revenues for modifications, delivery, installation, dismantle and return delivery are lease related because the payments are considered minimum lease payments that are an integral part of the negotiated lease agreement with the customer. These revenues are recognized on a straight-line basis over the term of the lease. Certain leases are accounted for as finance leases. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a basis which results in a constant rate of return on the unrecovered lease investment. As of the nine months ended September 30, 2026, the Company’s future minimum lease payments to be received under non-cancelable finance leases were $4.8 million. Of the total investment in sales-type leases, future minimum lease payments are expected to be $1.0 million for the remainder of 2026, $1.8 million in 2027, $1.1 million in 2028, $0.9 million in 2029 and $0.1 million in 2030. The Company’s assessment of current expected losses on these receivables was immaterial and therefore no credit loss expense was provided as of the nine months ended September 30, 2026. Other revenues include interest income on finance leases and rental income on facility leases.

In the three and nine months ended September 30, 2026, the Company’s lease revenues were $172.2 million and $489.3 million, consisting of $171.2 million and $486.9 million of operating lease revenues, respectively, and $1.0 million and $2.4 million of finance lease revenues, respectively. The Company has entered into finance leases to finance certain equipment sales to customers. The lease agreements have a bargain purchase option at the end of the lease term. For these leases, sales revenue and the related accounts receivable are recognized upon delivery and installation of the equipment and the unearned interest is recognized over the lease term on a straight-line basis, which results in a constant rate of return on the unrecovered lease investment. The Company’s finance lease revenues for the three and nine months ended September 30, 2026, include $0.8 million and $1.8 million of sales revenues, respectively, and $0.2 million and $0.6 million of interest income, respectively. Site related services revenues outside of the modular building such as grading, drainage, landscaping and paving are considered non-lease.

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

The following table disaggregates the Company’s revenues by lease (within the scope of Topic 842) and non-lease revenues (within the scope of Topic 606) and the underlying service provided for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex	Consolidated
Three Months Ended September 30,
2026
Leasing	$118,262	$17,207	$36,689	$—	$172,158
Non-lease:
Rental related services	14,583	4,142	1,143	—	19,868
Sales	47,054	2,267	7,120	25,699	82,140
Other	26	54	360	—	440
Total non-lease	61,663	6,463	8,623	25,699	102,448
Total revenues	$179,925	$23,670	$45,312	$25,699	$274,606

2025
Leasing	$112,056	$17,725	$29,098	$—	$158,879
Non-lease:
Rental related services	17,072	3,939	743	—	21,754
Sales	52,336	2,693	6,730	13,684	75,443
Other	4	45	318	—	367
Total non-lease	69,412	6,677	7,791	13,684	97,564
Total revenues	$181,468	$24,402	$36,889	$13,684	$256,443

Nine Months Ended September 30,
2026
Leasing	$338,548	$51,307	$99,420	$—	$489,275
Non-lease:
Rental related services	26,994	11,934	3,231	—	42,159
Sales	99,128	5,724	22,793	33,819	161,464
Other	82	153	1,127	—	1,362
Total non-lease	126,204	17,811	27,151	33,819	204,985
Total revenues	$464,752	$69,118	$126,571	$33,819	$694,260

2025
Leasing	$324,791	$51,700	$84,499	$—	$460,990
Non-lease:
Rental related services	29,199	11,451	2,217	—	42,867
Sales	115,310	5,649	20,597	40,763	182,319
Other	74	214	1,011	—	1,299
Total non-lease	144,583	17,314	23,825	40,763	226,485
Total revenues	$469,374	$69,014	$108,324	$40,763	$687,475

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

Other Income, net

Other income, net, consists of the net gain on sales of property, plant and equipment. These sales are generally recognized at a point in time, with contractually defined performance obligations that are typically transferred upon the closing date of the sale. These types of sales are infrequent in occurrence and reported on the condensed consolidated statements of income within the scope of ASC 610, Other Income. Proceeds to be received from sales of property, plant and equipment are included in Accounts receivable on the Company's condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Weighted-average number of shares of common stock for calculating basic earnings per share	24,413	24,612	24,502	24,598
Effect of potentially dilutive securities from equity-based compensation	38	32	34	30
Weighted-average number of shares of common stock for calculating diluted earnings per share	24,451	24,644	24,536	24,628

There were 36,791 and 57,157 anti-dilutive securities excluded from the computation of diluted earnings per share for the nine months ended September 30, 2026, and 2025, respectively.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. The following table presents share repurchase activities during the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, 1,688,637 shares remained authorized for repurchase under the Repurchase Plan.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Number of shares repurchased	61,363	—	311,363	—
Aggregate purchase price (1)	$6,745	$—	$33,950	$—
Average price per repurchased share	$109.91	$—	$109.04	$—
1.
A one percent excise tax is imposed on "net repurchases" (certain purchases minus certain issuances) of common stock. The aggregate repurchase price and average price per repurchased share excludes excise tax, which totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively.

NOTE 6. INVENTORIES

The following table presents the carrying value of inventories:

(dollar amounts in thousands)	September 30,	December 31,
	2026	2025
Raw materials	$4,453	$3,904
Work-in-process	5,136	4,123
Total inventories	$9,589	$8,027

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

(dollar amounts in thousands)	Estimated useful life in years	Average remaining life in years	Cost	Accumulated amortization	Net book value
September 30, 2026
Customer relationships	6 to 11	5.5	$75,783	$(39,486)	$36,297
Non-compete agreements	5	1.7	10,916	(8,691)	2,225
Trade name	0.75 to 8	2.4	2,068	(1,641)	427
Total amortizing			88,767	(49,818)	38,949
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,938	$(49,818)	$39,120

December 31, 2025
Customer relationships	6 to 11	6.1	$75,734	$(33,243)	$42,491
Non-compete agreements	5	2.1	10,806	(7,351)	3,455
Trade name	0.75 to 8	3.3	2,000	(1,512)	488
Total amortizing			88,540	(42,106)	46,434
Trade name - non-amortizing	Indefinite		171	—	171
Total			$88,711	$(42,106)	$46,605

Goodwill consisted of the following:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	Enviroplex	Total
Balance at December 31, 2025	$319,574	$11,212	$1,798	$332,584
Goodwill acquired through business combinations	4,778	—	—	4,778
Balance at September 30, 2026	$324,352	$11,212	$1,798	$337,362

The Company assesses potential impairment of its goodwill and intangible assets when there is evidence that events or circumstances have occurred that would indicate the recovery of an asset’s carrying value is unlikely. The Company also assesses potential impairment of its goodwill and intangible assets with indefinite lives on an annual basis regardless of whether there is evidence of impairment. If indicators of impairment were to be present in intangible assets used in operations and future discounted cash flows were not expected to be sufficient to recover the asset’s carrying amount, an impairment loss would be charged to expense in the period identified. The amount of an impairment loss that would be recognized is the excess of the asset’s carrying value over its fair value. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. The Company last conducted a qualitative analysis of its goodwill and intangible assets in the fourth quarter 2025, with no indicators of impairment. In addition, no impairment triggering events occurred during the three and nine months ended September 30, 2026. For the nine months ended September 30, 2026, goodwill increased $4.8 million from the acquisition of a regional provider of temporary and permanent modular space solutions. Determining fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets with finite useful lives are amortized over their respective useful lives. Amortization expense incurred during the nine months ended September 30, 2026 and 2025, was $7.7 million and $7.8 million, respectively. Based on the carrying values at September 30, 2026, and assuming no subsequent impairment of the underlying assets, the amortization expense is expected to be $2.5 million for the remainder of fiscal year 2026, $10.0 million in 2027, $8.7 million in 2028, $5.1 million in 2029, $3.4 million in 2030 and $3.1 million in 2031.

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

Summarized financial information for the nine months ended September 30, 2026 and 2025, for the Company’s reportable segments is shown in the following tables:

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Nine Months Ended September 30,
2026
Revenues
Rental revenues	$251,518	$49,909	$96,171	$—	$397,598
Rental related services revenues	110,202	12,799	3,607	—	126,608
Sales	99,127	5,724	24,618	33,819	163,288
Other	3,905	686	2,175	—	6,766
Total revenues	464,752	69,118	126,571	33,819	694,260
Costs of Revenues
Depreciation of rental equipment	35,329	3,300	31,848	—	70,477
Rental related services	70,792	15,469	3,461	—	89,722
Other	75,968	6,595	18,974	—	101,537
Costs of sales	64,596	3,575	9,990	18,692	96,853
Total costs of revenues	246,685	28,939	64,273	18,692	358,589
Gross profit	218,067	40,179	62,298	15,127	335,671
Significant Segment Expenses [3]
Wages and benefits	45,568	11,732	9,114	3,889	70,303
Depreciation and amortization	10,833	1,471	106	322	12,732
Marketing and administrative expenses	16,071	5,980	4,579	2,080	28,710
Allocated corporate services [4]	37,357	5,666	10,520	—	53,543
Other segment items [5]	1,103	341	128	—	1,572
Total expenses	110,932	25,190	24,447	6,290	166,859
Income from operations	107,135	14,989	37,851	8,837	168,812
Interest expense (income) allocation	18,219	2,432	3,206	(2,279)	21,578
Foreign currency exchange loss	—	—	77	—	77
Income before provision for income taxes	88,916	12,557	34,568	11,116	147,157
Provision for income taxes	23,514	3,321	9,148	3,000	38,983
Net income	$65,402	$9,236	$25,420	$8,116	$108,174
Reconciliation of Segment Profit
Total segment gross profit					$335,671
Segment operating expenses, net					166,859
Other income, net [6]					(1,814)
Interest expense allocation					21,578
Foreign currency exchange loss					77
Income before provision for income taxes					148,971
Provision for income taxes					39,463
Net income					$109,508
Other Selected Information
Rental equipment acquisitions	$142,899	$4,001	$80,064	$—	$226,964
Accounts receivable, net (period end)	$193,927	$10,534	$30,061	$10,328	$244,850
Rental equipment, at cost (period end)	$1,607,898	$245,917	$389,141	$—	$2,242,956
Rental equipment, net book value (period end)	$1,193,387	$216,907	$146,848	$—	$1,557,142
Utilization (period end) [2]	70.1%	60.6%	71.9%
Average utilization [2]	70.1%	58.7%	68.0%

(dollar amounts in thousands)	Mobile Modular	Portable Storage	TRS- RenTelco	Enviroplex[1]	Consolidated
Nine Months Ended September 30,
2025
Revenues
Rental revenues	$243,572	$50,307	$80,707	$—	$374,586
Rental related services revenues	106,191	12,212	2,618	—	121,021
Sales	115,308	5,649	23,039	40,763	184,759
Other	4,303	846	1,960	—	7,109
Total revenues	469,374	69,014	108,324	40,763	687,475
Costs of Revenues
Depreciation of rental equipment	32,105	3,125	29,569	—	64,799
Rental related services	69,999	12,976	2,237	—	85,212
Other	69,001	5,636	16,842	—	91,479
Costs of sales	76,483	3,509	11,574	28,012	119,578
Total costs of revenues	247,588	25,246	60,222	28,012	361,068
Gross profit	221,786	43,768	48,102	12,751	326,407
Significant Segment Expenses [3]
Wages and benefits	44,021	10,772	8,799	3,813	67,405
Depreciation and amortization	10,739	1,252	44	312	12,347
Marketing and administrative expenses	13,803	5,080	4,056	1,787	24,726
Allocated corporate services [4]	36,786	5,472	8,820	—	51,078
Other segment items [5]	805	438	152	—	1,395
Total expenses	106,154	23,014	21,871	5,913	156,952
Income from operations	115,632	20,754	26,231	6,838	169,455
Interest expense (income) allocation	19,509	2,847	3,660	(1,886)	24,130
Foreign currency exchange gain	—	—	(54)	—	(54)
Income before provision for income taxes	96,123	17,907	22,625	8,724	145,379
Provision for income taxes	25,827	4,815	5,999	2,259	38,900
Net income	$70,296	$13,092	$16,626	$6,465	$106,479
Other Selected Information
Rental equipment acquisitions	$60,654	$1,338	$32,590	$—	$94,582
Accounts receivable, net (period end)	$187,777	$11,125	$25,039	$17,405	$241,346
Rental equipment, at cost (period end)	$1,456,049	$243,386	$338,397	$—	$2,037,832
Rental equipment, net book value (period end)	$1,077,335	$218,256	$104,378	$—	$1,399,969
Utilization (period end) [2]	71.9%	62.1%	64.1%
Average utilization [2]	73.6%	60.8%	63.5%
1.
Gross Enviroplex sales revenues were $36,724 and $40,763 for the nine months ended September 30, 2026 and 2025, respectively. There were $2,905 of inter-segment sales to Mobile Modular in the nine months ended September 30, 2026, which required elimination in consolidation. For the comparable 2025 period, there were no inter-segment sales which required elimination in consolidation.
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
6.
During the nine months ended September 30, 2026, the Company sold a corporate property which resulted in a net gain on sale of $1,814, excluding taxes. The net gain on sale and the provision for income taxes attributed to the sale totaling $480, was not allocated to the Company's operating segments.

No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2026 and 2025. Revenues from foreign country customers accounted for 2% of the Company’s total revenues for the same periods.

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

In the nine months ended September 30, 2026, Mobile Modular, Portable Storage, TRS-RenTelco and Enviroplex contributed 60%, 9%, 23% and 8% of the Company’s income before provision for taxes (the equivalent of “pretax income”), respectively, compared to 66%, 12%, 16% and 6% for the same period in 2025.

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

The Company’s rental operations include rental and rental related service revenues which comprised approximately 76% and 72% of consolidated revenues in the nine months ended September 30, 2026 and 2025, respectively. Of the total rental operations revenues for the nine months ended September 30, 2026, Mobile Modular, Portable Storage and TRS-RenTelco comprised 69%, 12% and 19%, respectively, compared to 71%, 12% and 17%, respectively, in the same period of 2025. The Company’s direct costs of rental operations include depreciation of rental equipment, rental related service costs, impairment of rental equipment (if applicable), and other direct costs of rental operations (which include direct labor, supplies, repairs, insurance, property taxes, license fees, cost of sub-rentals and amortization of certain lease costs).

The Company’s Mobile Modular, Portable Storage and TRS-RenTelco business segments sell modular units, storage containers and electronic test equipment, respectively, which are either new or previously rented. In addition, Enviroplex sells new modular buildings used primarily as classrooms in California. For the nine months ended September 30, 2026 and 2025, sales and other revenues of modular, container and electronic test equipment comprised approximately 24% and 28% of the Company’s consolidated revenues, respectively. Of the total sales and other revenues from operations for the nine months ended September 30, 2026 and 2025, Mobile Modular and Enviroplex together comprised 80% and 84%, respectively, Portable Storage comprised 4% and 3%, respectively, and TRS-RenTelco comprised 16% and 13%, respectively. The Company’s cost of sales includes the carrying value of the equipment sold and the direct costs associated with the equipment sold, such as delivery, installation, modifications and related site work.

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

Recent Developments

Dividends

On September 18, 2026, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.495 per common share for the quarter ended September 30, 2026, an increase of 2% over the prior year’s comparable quarter.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to

Three Months Ended September 30, 2025

Overview

Consolidated revenues for the three months ended September 30, 2026, increased 7% to $274.6 million from $256.4 million for the same period in 2025. Consolidated net income for the three months ended September 30, 2026, increased 15% to $48.8 million from $42.3 million for the same period in 2025. Earnings per diluted share for the three months ended September 30, 2026, increased 16% to $2.00, from $1.72 for the same period in 2025. The increase in consolidated net income and earnings per diluted share during the period was primarily attributed to higher gross profit at Enviroplex and TRS-RenTelco when compared to the same period in 2025.

For the three months ended September 30, 2026, on a consolidated basis:

•
Gross profit increased $11.6 million to $130.9 million in 2026. Mobile Modular’s gross profit decreased $0.2 million to $82.9 million, primarily due to lower gross profit on sales and other revenues, partly offset by higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $1.4 million, or 9%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $5.0 million, or 30%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit increased $8.2 million to $12.7 million due to higher sales revenues and higher gross margin in 2026.
•
Selling and administrative expenses increased $4.4 million, or 8%, to $56.9 million, primarily attributed to $2.7 million higher marketing and administrative expenses and $1.8 million higher employees' salaries and benefit costs.
•
Interest expense decreased $0.2 million, or 3%, to $8.0 million, which was primarily attributed to a lower effective interest rate in 2026 of 5.31%, compared to 5.81% for the same period in 2025, partly offset by $36.9 million higher average debt levels of the Company.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 57%, 6% and 19%, respectively, compared to 70%, 10% and 15%, respectively, for the comparable 2025 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 18% in 2026, compared to 5% in 2025. The higher pre-tax income contribution from Enviroplex was primarily due to $12.0 million higher sales revenues and increased gross margin in 2026.
•
The provision for income taxes resulted in an effective tax rate of 26.0% and 27.7%, for the quarters ended September 30, 2026 and 2025, respectively.
•
Adjusted EBITDA increased $10.0 million, or 10%, to $106.5 million in 2026.

Mobile Modular

For the three months ended September 30, 2026, Mobile Modular’s total revenues decreased $1.5 million, or 1%, to $179.9 million compared to the same period in 2025, primarily due to lower sales revenues, partly offset by higher rental operations revenues. Higher gross profit on rental operations revenues, offset by lower gross profit on sales and other revenues, and higher selling and administrative expenses, resulted in a $3.3 million decrease in pre-tax income to $37.9 million for the three months ended September 30, 2026, from $41.1 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Three Months Ended 9/30/26 compared to Three Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$86,901	$83,168	$3,733	4%
Rental related services	44,648	44,544	104	0%
Rental operations	131,549	127,712	3,837	3%
Sales	47,053	52,334	(5,281)	(10)%
Other	1,323	1,422	(99)	(7)%
Total revenues	179,925	181,468	(1,543)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,962	10,810	1,152	11%
Rental related services	28,923	29,809	(886)	(3)%
Other	25,945	24,199	1,746	7%
Total direct costs of rental operations	66,830	64,818	2,012	3%
Costs of sales	30,210	33,558	(3,348)	(10)%
Total costs of revenues	97,040	98,376	(1,336)	(1)%
Gross Profit
Rental	48,994	48,159	835	2%
Rental related services	15,725	14,735	990	7%
Rental operations	64,719	62,894	1,825	3%
Sales	16,843	18,776	(1,933)	(10)%
Other	1,323	1,422	(99)	(7)%
Total gross profit	82,885	83,092	(207)	(0)%
Expenses:
Selling and administrative expenses	38,320	35,389	2,931	8%
Income from operations	44,565	47,703	(3,138)	(7)%
Interest expense allocation	6,714	6,597	117	2%
Pre-tax income	$37,851	$41,106	$(3,255)	(8)%
Other Selected Information
Adjusted EBITDA	$62,637	$64,573	(1,936)	(3)%
Average rental equipment [1]	$1,458,867	$1,328,245	$130,622	10%
Average rental equipment on rent	$1,023,970	$963,917	$60,053	6%
Average monthly total yield [2]	1.99%	2.09%		(5)%
Average utilization [3]	70.2%	72.6%		(3)%
Average monthly rental rate [4]	2.83%	2.88%		(2)%
Period end rental equipment [1]	$1,480,329	$1,341,377	$138,952	10%
Period end utilization [3]	70.1%	71.9%		(3)%
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

Mobile Modular’s gross profit for the three months ended September 30, 2026, decreased $0.2 million to $82.9 million. For the three months ended September 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $3.7 million, or 4%, due to 6% higher average rental equipment on rent, partly offset by 2% lower average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 14% and 13% in 2026 and 2025, respectively, and other direct costs were 30% in 2026 and 29% in 2025, which resulted in gross margin percentages of 56% in 2026, compared to 58% in 2025. The higher rental revenues and lower rental margins resulted in gross profit on rental revenues increasing $0.8 million, or 2%, to $49.0 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $0.1 million compared to 2025. The increase in rental related services revenues was primarily attributable to higher delivery and dismantle revenues, partly offset by lower site related services revenues. The increase in rental related services revenues and higher gross margin percentage of 35% in 2026, compared to 33% in 2025, resulted in rental related services gross profit increasing $1.0 million, or 7%, to $15.7 million in 2026.
•
Gross Profit on Sales – Sales revenues decreased $5.3 million, or 10%, compared to 2025, primarily due to lower new equipment sales. The lower sales revenues and comparable gross margin percentage of 36% resulted in gross profit on sales decreasing $1.9 million, or 10%, to $16.8 million. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the three months ended September 30, 2026, selling and administrative expenses increased $2.9 million, or 8%, to $38.3 million. The increase in selling and administrative expenses was primarily attributed to a $1.5 million increase in employees' salaries and benefit costs and $1.2 million higher marketing and administrative expenses.

Portable Storage

For the three months ended September 30, 2026, Portable Storage’s total revenues decreased $0.7 million, or 3%, to $23.7 million compared to the same period in 2025, primarily due to lower rental and sales revenues, partly offset by higher rental related services revenues. Lower gross profit on rental operations and sales revenues, together with higher selling and administrative expenses, partly offset by lower allocated interest expense, resulted in a decrease in pre-tax income of $1.7 million, or 29%, to $4.2 million in 2026.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Three Months Ended 9/30/26 compared to Three Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$16,769	$17,293	$(524)	(3)%
Rental related services	4,416	4,187	229	5%
Rental operations	21,185	21,480	(295)	(1)%
Sales	2,267	2,693	(426)	(16)%
Other	218	229	(11)	(5)%
Total revenues	23,670	24,402	(732)	(3)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	1,104	1,056	48	5%
Rental related services	5,524	4,739	785	17%
Other	2,222	2,191	31	1%
Total direct costs of rental operations	8,850	7,986	864	11%
Costs of sales	1,425	1,629	(204)	(13)%
Total costs of revenues	10,275	9,615	660	7%
Gross Profit (Loss)
Rental	13,443	14,046	(603)	(4)%
Rental related services	(1,108)	(552)	(556)	nm
Rental operations	12,335	13,494	(1,159)	(9)%
Sales	842	1,064	(222)	(21)%
Other	218	229	(11)	(5)%
Total gross profit	13,395	14,787	(1,392)	(9)%
Expenses:
Selling and administrative expenses	8,328	7,912	416	5%
Income from operations	5,067	6,875	(1,808)	(26)%
Interest expense allocation	872	994	(122)	(12)%
Pre-tax income	$4,195	$5,881	$(1,686)	(29)%
Other Selected Information
Adjusted EBITDA	$7,375	$9,245	$(1,870)	(20)%
Average rental equipment [1]	$242,827	$237,227	$5,600	2%
Average rental equipment on rent	$143,554	$145,533	$(1,979)	(1)%
Average monthly total yield [2]	2.30%	2.43%		(5)%
Average utilization [3]	59.1%	61.4%		(4)%
Average monthly rental rate [4]	3.89%	3.96%		(2)%
Period end rental equipment [1]	$242,810	$238,132	$4,678	2%
Period end utilization [3]	60.6%	62.1%		(2)%
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

nm = Not meaningful

Portable Storage’s gross profit for the three months ended September 30, 2026, decreased $1.4 million, or 9%, to $13.4 million. For the three months ended September 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.5 million, or 3%, due to 1% lower average rental equipment on rent and 2% lower average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 7% and 6% in 2026 and 2025, respectively, and other direct costs were 13% in both periods, which resulted in gross margin percentage of 80% and 81% in 2026 and 2025, respectively. The lower rental revenues and lower rental margins resulted in gross profit on rental revenues decreasing $0.6 million, or 4%, to $13.4 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased 5% to $4.4 million in 2026. The gross margin on rental related services revenues was negative 25% in 2026, compared to negative 13% in 2025, primarily due to higher trucking related costs. The higher revenues coupled with lower gross margins in 2026 resulted in rental related services gross profit decreasing $0.6 million, when compared to 2025.
•
Gross Profit on Sales– Sales revenues decreased $0.4 million, or 16%, to $2.3 million in 2026. The lower sales revenues and lower gross margin of 37% in 2026, compared to 40% in 2025, resulted in a $0.2 million decrease in gross profit on sales revenues to $0.8 million in 2026. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the three months ended September 30, 2026, Portable Storage’s selling and administrative expenses increased $0.4 million, or 5%, to $8.3 million, primarily attributed to $0.5 million higher marketing and administrative expenses, partly offset by $0.1 million lower employees' salaries and benefit costs.

TRS-RenTelco

For the three months ended September 30, 2026, TRS-RenTelco’s total revenues increased $8.4 million, or 23%, to $45.3 million, compared to the same period in 2025, primarily due to higher rental operations and sales revenues. The total revenue increase, together with higher gross profit on rental and sales revenues and lower interest expense, partly offset by lower gross profit on rental related services revenues and an increase in selling and administrative expenses, resulted in an increase in pre-tax income of $4.0 million, or 47%, to $12.5 million for the three months ended September 30, 2026, when compared to 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Three Months Ended 9/30/26 compared to Three Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$35,387	$28,027	$7,360	26%
Rental related services	1,354	891	463	52%
Rental operations	36,741	28,918	7,823	27%
Sales	7,879	7,347	532	7%
Other	692	624	68	11%
Total revenues	45,312	36,889	8,423	23%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	11,468	10,002	1,466	15%
Rental related services	1,782	874	908	104%
Other	6,764	5,918	846	14%
Total direct costs of rental operations	20,014	16,794	3,220	19%
Costs of sales	3,428	3,231	197	6%
Total costs of revenues	23,442	20,025	3,417	17%
Gross Profit
Rental	17,155	12,107	5,048	42%
Rental related services	(428)	17	(445)	nm
Rental operations	16,727	12,124	4,603	38%
Sales	4,451	4,116	335	8%
Other	692	624	68	11%
Total gross profit	21,870	16,864	5,006	30%
Expenses:
Selling and administrative expenses	8,194	7,113	1,081	15%
Income from operations	13,676	9,751	3,925	40%
Interest expense allocation	1,212	1,250	(38)	(3)%
Foreign currency exchange loss (gain)	6	32	(26)	nm
Pre-tax income	$12,458	$8,469	$3,989	47%
Other Selected Information
Adjusted EBITDA	$25,739	$20,212	$5,527	27%
Average rental equipment [1]	$366,209	$333,045	$33,164	10%
Average rental equipment on rent	$255,922	$215,879	$40,043	19%
Average monthly total yield [2]	3.22%	2.81%		15%
Average utilization [3]	69.9%	64.8%		8%
Average monthly rental rate [4]	4.61%	4.33%		6%
Period end rental equipment [1]	$379,840	$335,482	$44,358	13%
Period end utilization [3]	71.9%	64.1%		12%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the three months ended September 30, 2026 increased $5.0 million, or 30%, to $21.9 million. For the three months ended September 30, 2026 compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.4 million, or 26%, depreciation expense increased $1.5 million, or 15%, and other direct costs increased by $0.8 million, or 14%, resulting in a $5.0 million, or 42% increase in gross profit on rental revenues to $17.2 million. As a percentage of rental revenues, depreciation was 32% and 36% in 2026 and 2025, respectively, and other direct costs were 19% and 21% in 2026 and 2025, respectively, which resulted in a gross margin percentage of 49% in 2026 compared to 43% in 2025.
•
Gross Profit on Sales – Sales revenues increased $0.5 million, or 7%, to $7.9 million in 2026. Gross profit on sales increased $0.3 million, or 8%, to $4.5 million, with a comparable gross margin percentage of 56% in 2026. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the three months ended September 30, 2026, selling and administrative expenses increased $1.1 million, or 15%, to $8.2 million, primarily attributed to $0.6 million higher allocated corporate expenses and $0.3 million higher marketing and administrative costs.

Nine Months Ended September 30, 2026 Compared to

Nine Months Ended September 30, 2025

Overview

Consolidated revenues for the nine months ended September 30, 2026, increased 1% to $694.3 million, from $687.5 million for the same period in 2025. Consolidated net income for the nine months ended September 30, 2026, increased 3% to $109.5 million, from $106.5 million for the same period in 2025. Earnings per diluted share for the nine months ended September 30, 2026, increased $0.14 to $4.46, compared to $4.32 for the same period in 2025. The increase in consolidated net income during the current period was primarily attributed to higher gross profit on rental operations and sales revenues, $2.6 million lower interest expense and a $1.8 million gain on sale of a corporate property, partly offset by $9.9 million higher selling and administrative expenses.

For the nine months ended September 30, 2026, on a consolidated basis:

•
Gross profit increased $9.3 million, or 3%, to $335.7 million in 2026. Mobile Modular’s gross profit decreased $3.7 million, or 2%, largely due to lower gross profit on sales revenues, partly offset by higher gross profit on rental operations revenues. Portable Storage's gross profit decreased $3.6 million, or 8%, primarily due to lower gross profit on rental operations revenues. TRS-RenTelco’s gross profit increased $14.2 million, or 30%, primarily due to higher gross profit on rental and sales revenues. Enviroplex’s gross profit increased $2.4 million due to higher sales margins, partly offset by lower sales revenues in 2026.
•
Selling and administrative expenses increased $9.9 million to $166.9 million, primarily due to $5.4 million higher marketing and administrative expenses and $4.4 million higher employees' salaries and benefit costs.
•
Other income, net, increased $1.8 million due to the gain on sale of a corporate property in 2026.
•
Interest expense decreased $2.6 million to $21.6 million, which was primarily attributed to a lower effective interest rate in 2026 of 5.08%, compared to 5.69% for the same period in 2025, partly offset by $1.1 million higher average debt levels of the Company.
•
Pre-tax income contribution by Mobile Modular, Portable Storage and TRS-RenTelco was 60%, 9% and 23%, respectively, compared to 66%, 12% and 16%, respectively, for the comparable 2025 period. These results are discussed on a segment basis below. Enviroplex pre-tax income contribution was 8% in 2026, compared to 6% in 2025. The higher pre-tax income contribution from Enviroplex was primarily due to $2.4 million higher gross profit on sales revenues in 2026.
•
The provision for income taxes resulted in an effective tax rate of 26.5% and 26.8%, for the nine month periods ended September 30, 2026 and 2025, respectively.
•
Adjusted EBITDA increased $5.8 million, or 2%, to $263.4 million for the nine month period ended September 30, 2026.

Mobile Modular

For the nine months ended September 30, 2026, Mobile Modular’s total revenues decreased $4.6 million, or 1%, to $464.8 million compared to the same period in 2025, primarily due to lower sales revenues, partly offset by higher rental operations revenues. The revenue decrease, together with lower gross profit on sales and rental revenues and higher selling and administrative expenses, partly offset by higher gross profit on rental related services revenues and a $1.3 million reduction in allocated interest expense, resulted in a $7.2 million decrease in pre-tax income to $88.9 million for the nine months ended September 30, 2026, from $96.1 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Mobile Modular – Nine Months Ended 9/30/26 compared to Nine Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$251,518	$243,572	$7,946	3%
Rental related services	110,202	106,191	4,011	4%
Rental operations	361,720	349,763	11,957	3%
Sales	99,127	115,308	(16,181)	(14)%
Other	3,905	4,303	(398)	(9)%
Total revenues	464,752	469,374	(4,622)	(1)%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	35,329	32,105	3,224	10%
Rental related services	70,792	69,999	793	1%
Other	75,968	69,001	6,967	10%
Total direct costs of rental operations	182,089	171,105	10,984	6%
Costs of sales	64,596	76,483	(11,887)	(16)%
Total costs of revenues	246,685	247,588	(903)	(0)%
Gross Profit
Rental	140,221	142,466	(2,245)	(2)%
Rental related services	39,410	36,192	3,218	9%
Rental operations	179,631	178,658	973	1%
Sales	34,531	38,825	(4,294)	(11)%
Other	3,905	4,303	(398)	(9)%
Total gross profit	218,067	221,786	(3,719)	(2)%
Expenses:
Selling and administrative expenses	110,932	106,154	4,778	5%
Income from operations	107,135	115,632	(8,497)	(7)%
Interest expense allocation	18,219	19,509	(1,290)	(7)%
Pre-tax income	$88,916	$96,123	$(7,207)	(7)%
Other Selected Information
Adjusted EBITDA	$160,567	$165,290	$(4,723)	(3)%
Average rental equipment [1]	$1,422,229	$1,304,716	$117,513	9%
Average rental equipment on rent	$996,704	$960,541	$36,163	4%
Average monthly total yield [2]	1.96%	2.07%		(5)%
Average utilization [3]	70.1%	73.6%		(5)%
Average monthly rental rate [4]	2.80%	2.82%		(1)%
Period end rental equipment [1]	$1,480,329	$1,341,377	$138,952	10%
Period end utilization [3]	70.1%	71.9%		(3)%
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

Mobile Modular’s gross profit for the nine months ended September 30, 2026, decreased $3.7 million, or 2%, to $218.1 million. For the nine months ended September 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $7.9 million, or 3%, due to 4% higher average rental equipment on rent, partly offset by 1% lower average monthly rental rates in 2026. As a percentage of rental revenues, depreciation was 14% and 13% in 2026 and 2025, respectively, and other direct costs were 30% in 2026 and 28% in 2025, which resulted in gross margin percentages of 56% and 58% in 2026 and 2025, respectively. The higher rental revenues offset by lower rental margins, resulted in gross profit on rental revenues decreasing $2.2 million, or 2%, to $140.2 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues increased $4.0 million, or 4%, compared to 2025. The increase in rental related services revenues was primarily attributable to higher delivery and return delivery revenues, partly offset by lower site related services and repair revenues. The increase in rental related services revenues and higher gross margin percentage of 36% in 2026, compared to 34% in 2025, resulted in rental related services gross profit increasing $3.2 million, or 9%, to $39.4 million in 2026.
•
Gross Profit on Sales – Sales revenues decreased $16.2 million, or 14%, compared to 2025, primarily due to lower new equipment sales. The higher gross margin percentage of 35% in 2026 compared to 34% in 2025, together with lower sales revenue, resulted in gross profit on sales decreasing $4.3 million, or 11%, to $34.5 million. The higher gross margin on sales in 2026 was primarily due to a higher mix of used versus new sales. Sales occur routinely as a normal part of Mobile Modular’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter and year to year depending on customer requirements, the scope of work to be performed, equipment availability and funding.

For the nine months ended September 30, 2026, selling and administrative expenses increased $4.8 million, or 5%, to $110.9 million, primarily due to a $2.5 million increase in marketing and administrative expenses, $1.5 million higher employees' salaries and benefit costs and $0.6 million higher allocated corporate expenses.

Portable Storage

For the nine months ended September 30, 2026, Portable Storage’s total revenues increased $0.1 million to $69.1 million compared to the same period in 2025, primarily due to higher rental related services and sales revenues, offset by lower rental and other revenues. Lower gross profit on rental operations revenues and higher selling and administrative expenses, partly offset by $0.4 million lower allocated interest expense, resulted in a decrease in pre-tax income of $5.4 million, or 30%, to $12.6 million in 2026.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

Portable Storage – Nine Months Ended 9/30/26 compared to Nine Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$49,909	$50,307	$(398)	(1)%
Rental related services	12,799	12,212	587	5%
Rental operations	62,708	62,519	189	0%
Sales	5,724	5,649	75	1%
Other	686	846	(160)	(19)%
Total revenues	69,118	69,014	104	0%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	3,300	3,125	175	6%
Rental related services	15,469	12,976	2,493	19%
Other	6,595	5,636	959	17%
Total direct costs of rental operations	25,364	21,737	3,627	17%
Costs of sales	3,575	3,509	66	2%
Total costs of revenues	28,939	25,246	3,693	15%
Gross Profit (Loss)
Rental	40,014	41,546	(1,532)	(4)%
Rental related services	(2,670)	(764)	(1,906)	nm
Rental operations	37,344	40,782	(3,438)	(8)%
Sales	2,149	2,140	9	0%
Other	686	846	(160)	(19)%
Total gross profit	40,179	43,768	(3,589)	(8)%
Expenses:
Selling and administrative expenses	25,190	23,014	2,176	9%
Income from operations	14,989	20,754	(5,765)	(28)%
Interest expense allocation	2,432	2,847	(415)	(15)%
Pre-tax income	$12,557	$17,907	$(5,350)	(30)%
Other Selected Information
Adjusted EBITDA	$22,101	$27,666	$(5,565)	(20)%
Average rental equipment [1]	$242,832	$234,957	$7,875	3%
Average rental equipment on rent	$142,421	$142,830	$(409)	(0)%
Average monthly total yield [2]	2.28%	2.38%		(4)%
Average utilization [3]	58.7%	60.8%		(4)%
Average monthly rental rate [4]	3.89%	3.91%		(1)%
Period end rental equipment [1]	$242,810	$238,132	$4,678	2%
Period end utilization [3]	60.6%	62.1%		(2)%
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

nm = Not meaningful

Portable Storage’s gross profit for the nine months ended September 30, 2026, decreased $3.6 million, or 8%, to $40.2 million. For the nine months ended September 30, 2026, compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues decreased $0.4 million, due to 1% lower average monthly rental rates and comparable average rental equipment on rent in 2026. As a percentage of rental revenues, depreciation was 7% and 6% in 2026 and 2025, respectively, and other direct costs were 13% and 11% in 2026 and 2025, respectively, which resulted in gross margin percentage of 80% and 83% in 2026 and 2025, respectively. The lower rental revenues together with lower rental margins resulted in gross profit on rental revenues decreasing $1.5 million, or 4%, to $40.0 million in 2026.
•
Gross Profit on Rental Related Services – Rental related services revenues was $12.8 million, an increase of $0.6 million compared to 2025. The gross margin on rental related services revenues was negative 21% in 2026, compared to negative 6% in 2025. The higher revenues coupled with lower gross margins in 2026 due to higher trucking costs, resulted in rental related services gross profit decreasing $1.9 million, when compared to 2025.
•
Gross Profit on Sales– Sales revenues increased $0.1 million, primarily due to higher new equipment sales. The higher sales revenues and comparable gross margin of 38% in 2026, resulted in a comparable sales gross profit of $2.1 million in 2026. Sales occur routinely as a normal part of Portable Storage’s rental business; however, these sales can fluctuate from period to period depending on customer requirements, equipment availability and funding.

For the nine months ended September 30, 2026, Portable Storage’s selling and administrative expenses increased $2.2 million, or 9%, to $25.2 million, primarily attributed $1.0 million higher employees' salaries and benefit costs and $0.8 million higher marketing and administrative expenses.

TRS-RenTelco

For the nine months ended September 30, 2026, TRS-RenTelco’s total revenues increased $18.2 million, or 17%, to $126.6 million, compared to the same period in 2025, primarily due to higher rental operations and sales revenues. Higher gross profit on rental and sales revenues and $0.5 million lower allocated interest expense, partly offset by $2.6 million higher selling and administrative expenses, resulted in a $11.9 million, or 53%, increase in pre-tax income to $34.6 million for the nine months ended September 30, 2026, from $22.6 million for the same period in 2025.

The following table summarizes results for each revenue and gross profit category, income from operations, pre-tax income and other selected information.

TRS-RenTelco – Nine Months Ended 9/30/26 compared to Nine Months Ended 9/30/25 (Unaudited)

(dollar amounts in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Revenues
Rental	$96,171	$80,707	$15,464	19%
Rental related services	3,607	2,618	989	38%
Rental operations	99,778	83,325	16,453	20%
Sales	24,618	23,039	1,579	7%
Other	2,175	1,960	215	11%
Total revenues	126,571	108,324	18,247	17%
Costs and Expenses
Direct costs of rental operations:
Depreciation of rental equipment	31,848	29,569	2,279	8%
Rental related services	3,461	2,237	1,224	55%
Other	18,974	16,842	2,132	13%
Total direct costs of rental operations	54,283	48,648	5,635	12%
Costs of sales	9,990	11,574	(1,584)	(14)%
Total costs of revenues	64,273	60,222	4,051	7%
Gross Profit
Rental	45,349	34,296	11,053	32%
Rental related services	146	381	(235)	(62)%
Rental operations	45,495	34,677	10,818	31%
Sales	14,628	11,465	3,163	28%
Other	2,175	1,960	215	11%
Total gross profit	62,298	48,102	14,196	30%
Expenses:
Selling and administrative expenses	24,447	21,871	2,576	12%
Income from operations	37,851	26,231	11,620	44%
Interest expense allocation	3,206	3,660	(454)	(12)%
Foreign currency exchange loss (gain)	77	(54)	131	nm
Pre-tax income	$34,568	$22,625	$11,943	53%
Other Selected Information
Adjusted EBITDA	$71,583	$57,463	$14,120	25%
Average rental equipment [1]	$349,022	$334,389	$14,633	4%
Average rental equipment on rent	$237,256	$212,433	$24,823	12%
Average monthly total yield [2]	3.06%	2.68%		14%
Average utilization [3]	68.0%	63.5%		7%
Average monthly rental rate [4]	4.50%	4.22%		7%
Period end rental equipment [1]	$379,840	$335,482	$44,358	13%
Period end utilization [3]	71.9%	64.1%		12%
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

nm = Not meaningful

TRS-RenTelco’s gross profit for the nine months ended September 30, 2026 increased $14.2 million, or 30%, to $62.3 million. For the nine months ended September 30, 2026 compared to the same period in 2025:

•
Gross Profit on Rental Revenues – Rental revenues increased $15.5 million, or 19%, depreciation expense increased $2.3 million, or 8%, and other direct costs increased by $2.1 million, or 13%, resulting in a 32% increase in gross profit on rental revenues to $45.3 million. As a percentage of rental revenues, depreciation was 33% and 37% in 2026 and 2025, respectively, and other direct costs were 20% and 21%, in 2026 and 2025, respectively, which resulted in a gross margin percentage of 47% and 42% in 2026 and 2025, respectively. The increase in rental revenues was primarily due to a 12% increase in average rental equipment on rent and 7% higher average monthly rental rates in 2026, as compared to 2025.
•
Gross Profit on Sales – Sales revenues increased $1.6 million, or 7%, to $24.6 million in 2026. Gross profit on sales was $14.6 million, an increase of $3.2 million, or 28%, compared to 2025, with a higher gross margin percentage of 59% in 2026, compared to 50% in 2025. Sales occur as a normal part of TRS-RenTelco’s rental business; however, these sales and related gross margins can fluctuate from quarter to quarter depending on customer requirements and related mix of equipment sold, equipment availability and funding.

For the nine months ended September 30, 2026, selling and administrative expenses increased $2.6 million, or 12%, to $24.4 million. The increase was primarily attributed to $1.7 million higher allocated corporate expenses and $0.5 million higher marketing and administrative costs when compared to 2025.

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

Reconciliation of Net Income to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Net income	$48,803	$42,297	$109,508	$106,479	$159,336	$145,428
Provision for income taxes	17,165	16,211	39,463	38,900	57,336	51,909
Interest expense	7,965	8,176	21,578	24,130	28,070	32,988
Depreciation and amortization	29,693	26,978	85,973	79,717	113,325	106,348
EBITDA	103,627	93,662	256,522	249,226	358,068	336,673
Share-based compensation	2,772	2,766	8,451	8,088	11,588	10,641
Transaction costs [3]	88	98	252	253	465	2,255
Other income, net [4]	—	—	(1,814)	—	(1,814)	—
Adjusted EBITDA [1]	$106,487	$96,526	$263,411	$257,567	$368,307	$349,569
Adjusted EBITDA margin [2]	39%	38%	38%	37%	39%	38%

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
4.
Other income, net, consists of net gains on property, plant and equipment sales that are infrequent in nature and excluded from Adjusted EBITDA.

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

(dollar amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Net cash provided by operating activities	$72,279	$65,071	$177,971	$174,765	$258,889	$211,544
Change in certain assets and liabilities:
Accounts receivable, net	4,828	7,545	12,839	22,004	3,358	16,817
Inventories, prepaid expenses and other assets	447	(2,261)	41,176	1,002	36,770	14,103
Accounts payable and accrued liabilities	784	8,588	(18,000)	18,854	(22,951)	(5,834)
Deferred income	(4,834)	(5,378)	(34,555)	(20,502)	(14,381)	(6,413)
Amortization of debt issuance costs	(1)	(159)	(6)	(204)	(8)	(264)
Foreign currency exchange (loss) gain	(6)	(32)	(77)	54	(51)	(214)
Gain on sale of used rental equipment	14,714	13,514	32,749	30,188	46,752	40,088
Income taxes paid, net of refunds received	8,115	751	27,895	6,537	31,474	46,887
Interest paid	10,161	8,887	23,419	24,869	28,455	32,855
Adjusted EBITDA [1]	$106,487	$96,526	$263,411	$257,567	$368,307	$349,569

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

Adjusted EBITDA is a component of two restrictive financial covenants for the Company’s unsecured Credit Facility, the Note Purchase Agreement, Series D, E, F and G Senior Notes (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A). These instruments contain financial covenants requiring the Company to not:

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility and the Note Purchase Agreement (as defined and more fully described under the heading “Liquidity and Capital Resources” in this MD&A)) of Adjusted EBITDA (as defined in the Credit Facility and the Note Purchase Agreement) to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2026, the actual ratio was 4.05 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt (as defined in the Credit Facility and the Note Purchase Agreement) to Adjusted EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2026, the actual ratio was 1.68 to 1.

At September 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although, significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

Liquidity and Capital Resources

The Company’s rental businesses are capital intensive and generate significant cash flows. Cash flows for the Company for the nine months ended September 30, 2026 compared to the same period in 2025 are summarized as follows:

Cash Flows from Operating Activities: The Company’s operations provided net cash of $178.0 million in 2026, compared to $174.8 million in 2025. The $3.2 million increase in net cash provided by operating activities was primarily attributable to a $19.5 million increase in accrued expenses in 2026, primarily attributed to an increase in accrued leased real estate related expenses. In addition, the Company's deferred income provided for $14.1 million higher cash flows in 2026, a result of the timing of customer billings, cash proceeds received and recognition of revenue. Further, accounts receivable provided $9.5 million additional cash flows in 2026 due to improved collection of customer billings. Lastly, the increase in cash flows provided by accrued expenses and deferred income was partly offset by $37.7 million lower cash provided from prepaid expenses and other assets, a result of the timing of cash payments made and expense recognition during the period.

Cash Flows from Investing Activities: Net cash used in investing activities was $203.5 million in 2026, up from $88.1 million in 2025. The $115.5 million increase in net cash used was primarily due to $127.2 million higher rental equipment purchases when compared to the previous year, a result of customer demand. Further, the Company had $12.4 million lower cash paid for the acquisition of businesses during the current period, which partly offset the increase in net cash used.

Cash Flows from Financing Activities: Net cash provided by financing activities was $26.3 million in 2026, compared to $80.3 million in net cash used during 2025. The $106.6 million change was largely attributed to increased borrowings under bank lines of credit, primarily the result of higher rental equipment investment, the $60.0 million principal payment of Series E senior notes, $34.2 million in repurchases of common stock during the period and $36.8 million of dividend payments, when compared to 2025.

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

At September 30, 2026, under the Credit Facility and Sweep Service Facility, the Company had unsecured lines of credit that permit it to borrow up to $725.0 million of which $428.3 million was outstanding and had capacity to borrow up to an additional $296.7 million. The Credit Facility contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Credit Facility):

•
Permit the Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2026, the actual ratio was 4.05 to 1.
•
Permit the Consolidated Leverage Ratio at any time during any period of four consecutive fiscal quarters to be greater than 2.75 to 1. At September 30, 2026, the actual ratio was 1.68 to 1.

At September 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

The Series G Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 5.30% per annum and mature on September 8, 2032. Interest on the Series G Senior Notes is payable semi-annually beginning on March 8, 2026 and continuing thereafter on September 8 and March 8 of each year until maturity. The principal balance is due when the notes mature on September 8, 2032. The full net proceeds from the Series G Senior Notes were used to pay down the Company’s term loan "A" facility in its entirety. At September 30, 2026, the principal balance outstanding under the Series G Senior Notes was $75.0 million.

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

The Series F Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 6.25% per annum and mature on September 27, 2030. Interest on the Series F Senior Notes is payable semi-annually beginning on March 27, 2024 and continuing thereafter on September 27 and March 27 of each year until maturity. The principal balance is due when the notes mature on September 27, 2030. The full net proceeds from the Series F Senior Notes will primarily be used to fulfill the income tax obligations incurred from the divestiture of Adler Tanks. At September 30, 2026, the principal balance outstanding under the Series F Senior Notes was $75.0 million.

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

The Series D Senior Notes are an unsecured obligation of the Company and bear interest at a rate of 2.57% per annum and mature on March 17, 2028. Interest on the Series D Senior Notes is payable semi-annually beginning on September 17, 2021 and continuing thereafter on March 17 and September 17 of each year until maturity. The principal balance is due when the notes mature on March 17, 2028. The full net proceeds from the Series D Senior Notes were used to pay off the Company’s $40 million Series B Senior Notes. At September 30, 2026, the principal balance outstanding under the Series D Senior Notes was $40.0 million.

2.35% Senior Notes Due in 2026

On June 16, 2021, the Company issued and sold to the purchasers $60.0 million aggregate principal amount of 2.35% Series E Notes (the "Series E Notes") pursuant to the terms of the Amended and Restated Note Purchase and Private Shelf Agreement, dated March 31, 2020 (the “Note Purchase Agreement”), among the Company, PGIM, Inc. and the noteholders party thereto.

The Series E Senior Notes were an unsecured obligation of the Company and bore an interest at a rate of 2.35% per annum and matured on June 16, 2026. Interest on the Series E Senior Notes was payable semi-annually beginning on December 16, 2021 and continuing thereafter on June 16 and December 16 of each year until maturity. The principal balance was due when the note matured on June 16, 2026. The full net proceeds from the Series E Senior Notes were used to pay down the Company’s credit facility. At September 30, 2026, the principal balance under the Series E Senior Notes was paid in full.

Among other restrictions, the Note Purchase Agreement, which has superseded in its entirety the Prior NPA, under which the Series D, E, F and G Senior Notes were sold, contains financial covenants requiring the Company to not (all defined terms used below not otherwise defined herein have the meaning assigned to such terms in the Note Purchase Agreement):

•
Permit the Consolidated Fixed Charge Coverage Ratio of EBITDA to fixed charges as of the end of any fiscal quarter to be less than 2.50 to 1. At September 30, 2026, the actual ratio was 4.05 to 1.
•
Permit the Consolidated Leverage Ratio of funded debt to EBITDA at any time during any period of four consecutive quarters to be greater than 2.75 to 1. At September 30, 2026, the actual ratio was 1.68 to 1.

At September 30, 2026, the Company was in compliance with each of the aforementioned covenants. There are no anticipated trends that the Company is aware of that would indicate non-compliance with these covenants, although significant deterioration in our financial performance could impact the Company’s ability to comply with these covenants.

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

Critical Accounting Estimates

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the nine month period ended September 30, 2026. Refer to our 2025 Annual Report for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk exposures from those reported in our 2025 Annual Report.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s principal executive officer and principal financial officer, respectively, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Purchase

During the nine months ended September 30, 2026, the Company repurchased 311,363 shares of common stock under a Rule 10b5-1 trading plan established on March 12, 2026, pursuant to an authorization under the Repurchase Plan (as defined below) for an aggregate repurchase price of $34.0 million, or an average price of $108.94 per share. The aggregate repurchase price and weighted average price per repurchased share excludes a 1% excise tax, which totaled $0.4 million for the nine months ended September 30, 2026. The table below sets forth the information with respect to repurchases of our common stock during the nine months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	—	—	—	2,000,000
February 1 - February 28	—	—	—	—
March 1- March 31	113,591	$104.44	113,591	(113,591)
April 1 - April 30	—	—	—	—
May 1 - May 31	136,409	$112.47	136,409	(136,409)
June 1 - June 30	—	—	—	—
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	61,363	$109.42	61,363	(61,363)
Total	$311,363	$108.94	311,363	1,688,637
1.
The number represents the total number of shares of the Company's common stock that remain available for repurchase as of September 30, 2026, pursuant to the Company's Board of Directors' authorization.

The Company has in the past made purchases of shares of its common stock from time to time in over-the-counter market (NASDAQ) transactions, through privately negotiated, large block transactions and through a share repurchase plan, in accordance with Rule 10b5-1 of the Exchange Act. In September 2024, the Company's Board of Directors increased the capacity under the share repurchase program by authorizing the Company to repurchase up to 2,000,000 shares of the Company's outstanding common stock (the "Repurchase Plan"), an increase from the 1,309,805 remaining shares authorized for repurchase under the Repurchase Plan established in August 2015. The amount and time of the specific repurchases are subject to prevailing market conditions, applicable legal requirements and other factors, including management’s discretion. All shares repurchased by the Company are canceled and returned to the status of authorized but unissued shares of common stock. There can be no assurance that any authorized shares will be repurchased, and the Repurchase Plan may be modified, extended or terminated by the Company’s Board of Directors at any time. As of September 30, 2026, 1,688,637 shares were authorized for repurchase under the Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, a current officer, Tara Wescott, adopted a "Rule 10b5-1 trading arrangement" as such term is defined under Item 408 of Regulation S-K as noted below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Aggregate Number of Securities to be Sold	Expiration Date

Tara Wescott, Senior Vice President, Chief Human Resources Officer	Adopt	9/1/2026	X		2,340	2/29/2028

With the exception of Mrs. Wescott, no other Company director or Section 16 officer adopted, modified or terminated a 10b5-1 plan or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined under Item 408 of Regulation S-K), during the quarter ended September 30, 2026.

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

101

The following materials from McGrath RentCorp’s Quarterly report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Balance Sheet, (iii) the Condensed Consolidated Statement of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2026	McGrath RentCorp

	By:	/s/ Keith E. Pratt
Keith E. Pratt
Executive Vice President and Chief Financial Officer

	By:	/s/ David M. Whitney
David M. Whitney
Senior Vice President and Chief Accounting Officer